Form 10-Q
period 1996-12-31
THOUSAND TRAILS INC /DE/
filed 1997-02-12
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1996

                        Commission File Number 0-19743


                             THOUSAND TRAILS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                    75-2138671
-----------------------------------         ------------------------------------
   (State or Other Jurisdiction               (IRS Employer Identification No.)
  of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                 75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code: (972) 243-2228
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                              ---       ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes   X    No
                              ---       ---

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 7, 1997 was 7,383,276.

                             THOUSAND TRAILS, INC.

                                     INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets at December 31,
              1996 and June 30, 1996......................................   3

             Consolidated Statements of Operations for the
              six months ended December 31, 1996 and December 31, 1995....   4

             Consolidated Statements of Operations for the
              three months ended December 31, 1996 and December 31, 1995..   5

             Consolidated Statement of Stockholders' Deficit for the six
              months ended December 31, 1996..............................   6

             Consolidated Statements of Cash Flows for the six months
              ended December 31, 1996 and December 31, 1995...............   7

             Notes to Consolidated Financial Statements...................   9

   Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  15


PART II.  OTHER INFORMATION

   Item 2.   Changes in Securities........................................  26

   Item 4.   Submission of Matters to a Vote of Security-Holders..........  27

   Item 6.   Exhibits and Reports on Form 8-K.............................  28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       December 31,    June 30,
                                                                           1996          1996
                                                                       ------------   ----------
                                                                        (Unaudited)
                                 Assets
                                 ------
Current Assets
  Cash and cash equivalents                                              $  2,403     $  37,403
  Current portion of receivables, net of allowances and discount
   of $2.3 million and $2.7 million                                         3,459         4,270
  Accounts and dues receivable, net                                           301           522
  Inventory and other current assets                                        3,112         4,672
                                                                         --------      --------
    Total Current Assets                                                    9,275        46,867
  Restricted cash                                                           1,841         2,912
  Receivables, net of allowances and discount of $4.7 million and
   $5.4 million                                                             5,978         8,949
  Campground real estate                                                   13,452        13,468
  Resort real estate                                                          595         1,159
  Buildings and equipment, net of accumulated depreciation of
   $11.5 million and $10.4 million                                         25,442        27,130
  Land held for sale                                                        6,155         6,821
  Other assets                                                              4,847         2,448
                                                                         --------      --------
    Total Assets                                                         $ 67,585      $109,754
                                                                         ========      ========

                        Liabilities and Stockholders' Deficit
                        -------------------------------------
Current Liabilities
  Accounts payable                                                       $  1,726     $   3,030
  Accrued interest                                                          2,388         5,617
  Other accrued liabilities                                                 7,879         9,329
  Current portion of long term debt                                         1,807        28,530
  Accrued construction costs                                                2,942         3,154
  Deferred membership dues revenue                                         13,697        17,599
                                                                         --------      --------
    Total Current Liabilities                                              30,439        67,259
  Long term debt                                                           56,457        66,922
  Other liabilities                                                         3,725         3,564
                                                                         --------      --------
    Total Liabilities                                                      90,621       137,745
                                                                         --------      --------
Commitments and Contingencies
Stockholders' Deficit
  Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
  Common stock, $.01 par value, 15,000,000 shares authorized,
   7,383,276 and 3,702,726 shares issued and outstanding                       74            37
  Additional paid-in capital                                               20,502        17,549
  Accumulated deficit subsequent to December 31, 1991, date of
   emergence from bankruptcy (total deficit eliminated $51,752)           (43,475)      (45,451)
  Cumulative currency translation adjustment                                 (137)         (126)
                                                                         --------      --------
    Total Stockholders' Deficit                                           (23,036)      (27,991)
                                                                         --------      --------
Total Liabilities and Stockholders' Deficit                              $ 67,585      $109,754
                                                                         ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                           For the six months ended December 31,
                                           -------------------------------------
                                                1996                    1995
                                           --------------          -------------

Revenues
  Membership dues                                $19,917               $ 20,043
  Other campground/resort revenue                 10,286                 12,954
  Membership and resort interest sales             2,411                  1,921
  RPI membership fees                              1,943                  2,234
  Interest income                                  1,995                  3,404
  Gain on asset dispositions                       1,215                    918
  Other income                                     1,887                  2,207
                                                 -------                -------
    Total Revenues                                39,654                 43,681
                                                 -------                -------
Expenses
  Campground/resort operating expenses            22,268                 27,165
  Selling expenses                                 1,824                  1,816
  Marketing expenses                                 635                    663
  RPI membership expenses                            937                  1,173
  Corporate member services                          812                    904
  Interest expense and amortization                5,078                  9,041
  General and administrative expenses              4,711                  4,961
  Restructuring costs                              1,101
                                                 -------                -------
    Total Expenses                                37,366                 45,723
                                                 -------                -------
Income (Loss) Before Income Taxes                  2,288                 (2,042)
  Income tax (provision) benefit                    (312)                   157
                                                 -------                -------
Net Income (Loss)                                $ 1,976                ($1,885)
                                                 =======                =======
Primary and Fully Diluted Net Income (Loss)
   Per Share                                        $.27                  ($.51)
                                                 =======                =======
Weighted Average Number of Shares Outstanding      7,212                  3,703
                                                 =======                =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                         For the three months ended December 31,
                                         ---------------------------------------
                                                1996                  1995
                                         ------------------    -----------------
Revenues
  Membership dues                              $10,054               $ 9,917
  Other campground/resort revenue                3,193                 4,113
  Membership and resort interest sales           1,373                   560
  RPI membership fees                              934                 1,034
  Interest income                                  875                 1,629
  Gain on asset dispositions                                             662
  Other income                                     802                   905
                                               -------               -------
    Total Revenues                              17,231                18,820
                                               -------               -------
Expenses
  Campground/resort operating expenses           9,261                10,563
  Selling expenses                                 915                   795
  Marketing expenses                               295                   210
  RPI membership expenses                          496                   621
  Corporate member services                        323                   359
  Interest expense and amortization              2,623                 4,431
  General and administrative expenses            2,557                 2,529
  Loss on asset dispositions                        47
  Restructuring costs                              204
                                               -------               -------
    Total Expenses                              16,721                19,508
                                               -------               -------
Income (Loss) Before Income Taxes                  510                  (688)
  Income tax provision                            (189)                  (16)
                                               -------               -------
Net Income (Loss)                              $   321                 ($704)
                                               =======               =======
Primary and Fully Diluted Net Income (Loss)
 Per Share                                        $.04                 ($.19)
                                               =======               =======
Weighted Average Number of Shares Outstanding    7,693                 3,703
                                               =======               =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                            Cumulative
                                                              Foreign
                                     Additional              Currency
                              Common  Paid-In   Accumulated Translation
                              Stock   Capital     Deficit   Adjustment   Total
                              --------------------------------------------------
BALANCE, June 30, 1996         $37    $17,549    ($45,451)    ($126)   ($27,991)

Issuance of common stock in
 Restructuring                  37      2,953                             2,990

Foreign currency translation
 adjustment                                                     (11)        (11)

Net income for the six months
 ended December 31, 1996                            1,976                 1,976
                               ---    -------    --------     -----    --------

BALANCE, December 31, 1996     $74    $20,502    ($43,475)    ($137)   ($23,036)
                               ===    =======    ========     =====    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                       For the six months
                                                       ended December 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of principal on receivables          $  4,246         $  6,434
  Interest received                                   1,796            3,028
  Interest paid                                      (7,360)          (7,757)
  General and administrative, corporate
   member services and restructuring costs           (7,842)          (6,466)
  Cash collected from operations, including
   deferred revenue                                  30,420           34,843
  Cash from sales of memberships and resort
   interests at the point of sale                     2,311            1,816
  Expenditures for property operations              (22,146)         (27,338)
  Expenditures for sales and marketing               (2,514)          (2,486)
  Expenditures for insurance premiums                  (158)          (2,926)
  Refund (payment) of income taxes                     (311)             120
  Reduction of (deposit made to secure)
   standby letter of credit                           1,182           (1,500)
  Other, net                                            (47)             394
                                                   --------         --------
Net cash used in operating activities                  (423)          (1,838)
                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and HUD-related expenditures                 (586)            (637)
  Proceeds from asset sales                           2,536              827
                                                   --------         --------
Net cash provided by investing activities             1,950              190
                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial borrowings under Credit Agreement          32,000
  Net repayments under Credit Agreement             (14,942)
  Payment of debt issuance costs                     (3,132)
  Retirement of Secured Notes                       (50,169)
  Mandatory redemption of Secured Notes                              (18,599)
  Repayment of notes and mortgages                     (284)            (244)
                                                   --------         --------
Net cash used in financing activities               (36,527)         (18,843)
                                                   --------         --------
DECREASE IN CASH AND CASH EQUIVALENTS               (35,000)         (20,491)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                37,403           50,596
                                                   --------         --------
  End of period                                    $  2,403         $ 30,105
                                                   ========         ========

                                 - continued -

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in thousands)
                                  (Unaudited)

                                                       For the six months
                                                       ended December 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Reconciliation of net income (loss) to net
 cash used in operating activities:
Net income (loss)                                   $ 1,976           ($1,885)
                                                 ------------      ------------

Adjustments to reconcile net income (loss)
 to net cash used in operating activities --
  Depreciation                                        1,389             1,444
  Provision for doubtful accounts                        10                11
  Cost of sales                                          29                97
  Amortization of interest discount,
   collection costs and  valuation allowance           (372)             (578)
  Amortization of debt issue costs and
   deferred gain                                        947
  Amortization of debt discount and
   consent fees                                                         2,252
  Gain on asset dispositions                         (1,215)             (918)
  Decrease (increase) in restricted cash              1,071            (1,334)
  Decrease in receivables                             4,144             6,269
  Decrease (increase) in other assets                 1,158              (277)
  Decrease in accounts payable                       (1,304)           (1,588)
  Decrease in accrued interest                       (3,229)           (1,023)
  Decrease in deferred membership dues
   revenue                                           (3,785)           (3,115)
  Decrease in other liabilities                      (1,231)           (1,204)
  Other, net                                            (11)               11
                                                 ------------      ------------
Total adjustments                                    (2,399)               47
                                                 ------------      ------------
Net cash used in operating activities                 ($423)          ($1,838)
                                                 ============      ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Unaudited)


GENERAL

Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails"). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 310 recreational facilities. The Company also owns certain real estate at eight full service resorts located in seven states and owns and operates the resort amenities at one of these locations. Prior to November 21, 1996, the Company also managed the timeshare facilities at these resorts (see
Note 4). The campground business represents the most significant portion of the Company's business comprising 88% of the Company's operating revenues in fiscal 1997 to date. The reciprocal use and resort businesses provided the remaining 12%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

Effective November 20, 1996, the Company, then known as USTrails, reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc. The reincorporation was effected through a merger with a newly formed wholly owned subsidiary of USTrails that was approved by USTrails' stockholders at their annual meeting (see Note 3).

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. (successor by merger to USTrails) and the following wholly owned subsidiaries: National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), UST Wilderness Management Corporation ("Wilderness Management"), and until July 16, 1996, Thousand Trails, Inc., a Washington corporation, and its subsidiaries ("Trails"). On July 16, 1996, Trails was merged into the Company.

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the items described in the footnotes to the consolidated financial statements.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission on September 26, 1996.

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and six month periods ended December 31, 1996 and 1995, and in the consolidated balance sheet at June 30, 1996. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices. Net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding as well as common stock equivalents that would be assumed to be outstanding are excluded from the net loss per common share computation as they would be anti-dilutive. As part of the Restructuring discussed in Note 2, on July 17, 1996, the Company issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes. These shares represent approximately 50% of the shares of common stock currently outstanding.

Since inception, the Company has not paid any dividends. The Credit Agreement between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the 12% Senior Subordinated PIK Notes Due 2003 ("PIK Notes") prohibits the payment of any cash dividends until the PIK Notes are repaid.

NOTE 2 -- SECURED NOTE RESTRUCTURING AND LONG TERM DEBT

SECURED NOTE RESTRUCTURING

At June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes. At that time, there was a substantial risk that the resources available to the Company would be insufficient to cover its continuing operating needs and the mandatory sinking fund and interest payments due on the Secured Notes on July 15, 1996. In addition, the Company faced default under the financial covenants in the Indenture for the Secured Notes if waivers were not obtained by September 30, 1996. On July 17, 1996, however, the Company consummated a restructuring (the "Restructuring"), in which all of the Secured Notes were retired. The Restructuring provided a new capital structure for the Company. This new capital structure includes $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001, do not contain financial covenants, and mature on July 15, 2003 without earlier scheduled principal payments. The new capital structure also includes the Credit Agreement with Foothill that, in addition to financing $32.0 million of the retirement of the Secured Notes and related costs, provides the Company with a working capital facility which reduces in availability through final maturity on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants, amortization schedule, and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. As part of the Restructuring, the Company also issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes. These shares represent approximately 50% of the shares of common stock currently outstanding (see Note
3).

The Restructuring was accounted for as a Troubled Debt Restructuring whereby the restructured debt was recorded at the carrying value of the old debt, and no gain or loss was recorded on the transaction. As a result, the $40.2 million principal amount of PIK Notes issued in the Restructuring was recorded with a deferred gain of $303,000. This deferred gain is being amortized as a reduction of interest expense using the effective interest method over the term of the notes.

The Company incurred $1.1 million of legal expenses and other direct costs in connection with the completion of the Restructuring which have been presented as restructuring costs in the accompanying consolidated statement of operations for the six months ended December 31, 1996. In addition, the Company incurred debt issuance costs of $3.1 million, including $570,000 of prepaid interest, related to obtaining the Credit Agreement with Foothill. These costs, which include legal costs, financial advisory fees and other direct costs of obtaining the loans, have been capitalized and are reflected in other assets in the accompanying consolidated balance sheet at December 31, 1996, and are being amortized over the term of the Credit Agreement.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of December 31, 1996 and June 30, 1996 (dollars in thousands):

                                                     December 31,    June 30,
                                                         1996          1996
                                                     ------------  ------------

Current portion of long term debt :

Borrowings under Credit Agreement                      $ 1,674
Secured Notes, net of discount of $7.1 million                        $28,264
Notes and mortgages payable                                133            266
                                                       -------        -------
                                                       $ 1,807        $28,530
                                                       =======        =======
Long term debt:
Borrowings under Credit Agreement                      $15,384
PIK Notes, including deferred gain of $.3 million       40,502
Secured Notes                                                         $66,086
Notes and mortgages payable                                571            836
                                                       -------        -------
                                                       $56,457        $66,922
                                                       =======        =======
Total long term debt                                   $58,264        $95,452
                                                       =======        =======

NOTE 3 -- REINCORPORATION MERGER

On November 19, 1996, the stockholders of USTrails approved the merger (the "Merger") of USTrails into the Company, a newly formed, wholly-owned Delaware subsidiary, pursuant to the Agreement and Plan of Merger dated as of October 1, 1996, between USTrails and the Company (the "Merger Agreement"). The Merger was consummated on November 20, 1996. Pursuant to the terms of the Merger Agreement, the Company is the surviving corporation. Each share of USTrails common stock, par value $.01 per share ("USTrails Common Stock"), outstanding prior to the Merger was converted into the right to receive one share of the Company's common stock, par value $.01 per share ("Company Common Stock"), and each outstanding stock option, warrant or other right to purchase or receive USTrails Common Stock was converted into a similar stock option, warrant or other right to acquire Company Common Stock. The principal purposes of the Merger were to implement the transfer restrictions described below and to change USTrails' state of incorporation to Delaware.


Transfer of Company Common Stock is subject to restrictions designed to avoid an "ownership change" within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions are set forth in
Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Company Common Stock that would without the approval of the board of directors of the Company (i) increase to more than 4.75% the percentage ownership of Company Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Company Common Stock, (ii) increase the percentage of

Company Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Company Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Company Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares owned in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Company Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them. See the Company's Proxy Statement/Prospectus, dated October 3, 1996 (the "Proxy Statement/Prospectus"), in which the terms of such restrictions were previously reported.


NOTE 4 -- SALE OF TIMESHARE OPERATIONS

On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory to a newly formed corporation owned by two former employees (the "Buyer"). The sales price was $850,000, of which $50,000 was paid in cash at closing and the balance is represented by a promissory note in the principal amount of $800,000. The principal of the note is payable $300,000 on or before May 15, 1997, and $500,000 on or before May 15, 1998. Interest accrues on the note at the rate of 14 1/2% per annum and is payable at the time of the principal installments. The Buyer may extend payment of $150,000 of the second principal installment for up to one year, with interest accruing at 20% per annum. The note is secured by liens on substantially all assets of the Buyer, a pledge of the Buyer's outstanding stock, and the personal guarantees of the two shareholders of the Buyer.

A deferred gain of $397,000 was recorded in connection with this sale which will be recognized on the installment method of accounting as payments on the note are received. The deferred gain was netted against the principal amount of the note, and the net balance is included in other current and long term assets in the accompanying consolidated balance sheet at December 31, 1996.

NOTE 5 -- CONTINGENCIES

Self Insurance
--------------

The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual per occurrence aggregate exposure to the Company of $2.0 million. The Company's liability insurance program provides coverage in excess of the $250,000 retention up to an annual limit of $26.8 million per occurrence and in the aggregate. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.8 million at December 31, 1996, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

CEO Bonus Accrual
-----------------

The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity) exceeded $75.0 million at the time the CEO elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus. The CEO is entitled to $1,270,589, of which $952,927 was paid on July 9, 1996. The additional $317,662 is payable on May 11, 1997, provided that the CEO is employed by the Company on that date. The Company accrued the entire amount of the bonus at June 30, 1996. The Company obtained an irrevocable standby letter of credit on which the CEO may draw payment if the Company fails to pay any portion of the bonus after receiving a request from the CEO. A $1.5 million cash deposit securing this letter of credit was reduced to $317,662 after payment of the initial bonus amount.

Declining Membership Base
-------------------------

The Company derives a significant portion of its ongoing operating revenue from its campground members (88% in fiscal 1997 to date). The Company's membership base has declined significantly during the past several years and is presently declining at the rate of approximately 8% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. The Company must significantly increase its campground membership sales over current levels in order to stop the decline in the Company's membership base. As a result, the success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

Environmental Issues
--------------------

Certain environmental issues may exist at some of the Company's campgrounds and resorts concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation
----------

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
-------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the six months ended December 31, 1996 and 1995 (dollars in thousands):

                                                             SIX MONTHS
                                                                ENDED
                                                             DECEMBER 31,
                                                                 1996
                                                             ------------
Non-cash transactions related to the Restructuring
--------------------------------------------------
 (see Note 2)
-------------
Retirement of Secured Notes                                    ($44,181)
Issuance of PIK Notes                                            40,521
Issuance of Common Stock                                          2,990
Write-off of unamortized portion of consent fees                    670

Non-cash transactions related to the timeshare sale
---------------------------------------------------
 (see Note 4)
-------------
Note receivable from buyers                                        $800
Deferred gain                                                      (397)
Book value of timeshare inventory sold                              (18)
Book value of fixed assets sold                                    (193)
Net receivables written off                                        (242)


                                                             SIX MONTHS
                                                                ENDED
                                                             DECEMBER 31,
                                                                 1995
                                                             ------------

Abandonment of two operating campgrounds and elimination of      $2,518
 related nonrecourse obligations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the SEC on September 26, 1996.

All capitalized terms used herein have the same meaning as those defined in
Item 1 - Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, and cash flows for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, and cash flows for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's stated efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. Since reorganizing under Chapter 11 on December 31, 1991, the Company's annualized operating revenues have decreased by $21.3 million (23%). Over the same period, the Company has decreased its annualized operating expenses by $43.7 million (38%), and implemented a program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. During this period, the Company has concentrated on increasing continuing revenues and decreasing continuing expenses. The Company has closed eleven campgrounds and has changed other campgrounds to seasonal operations, reduced staff, consolidated its administrative functions, deferred maintenance, and reduced service levels. The Company has also disposed of certain campgrounds and other non-core assets. However, the Company's membership base has declined significantly during this period, and the membership base is presently declining at the rate of approximately 8% per year. The Company attributes this continuing attrition principally to its aging membership base, approximately 50% of whom are senior citizens.

During fiscal 1996, the Company stabilized its operations, which it had been seeking to accomplish since emerging from Chapter 11 proceedings in 1991, and achieved a positive contribution from operations of $4.8 million. For the six months ended December 31, 1996, the Company had a positive contribution from operations of $5.3 million, compared with $2.7 million for the same period last year. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain (loss) on asset dispositions, restructuring costs, and taxes. See the tables on pages 18-19 and 23-24 for the elements of the contribution from operations and the Company's operating income (loss) before taxes for the periods presented.

CURRENT BUSINESS STRATEGY. The Company's current strategy is to improve its campground operations, stabilize its campground membership base through increased sales and marketing efforts, and determine the appropriate level for its ongoing campground operations. The Company has conducted an extensive marketing study, redesigned its membership products, and developed a sales and marketing operation. Consistent with this strategy, the Company intends to downsize its business by implementing additional cost reduction measures while its membership base declines. These cost reduction measures will likely include the closure and disposition of additional campgrounds and decreases in general and administrative expenditures. The disposition of campgrounds will require addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of disposition opportunities or the ability of the Company to realize recoveries from asset dispositions. Moreover, the possibility of additional campground dispositions may adversely affect the collection of dues and contracts receivable from members.

CASH. On December 31, 1996, the Company had $2.4 million of cash and cash equivalents, a decrease of $35.0 million during the six month period. The Company's cash declined primarily because $28.6 million was used to retire the Secured Notes and pay legal and other costs related to the Restructuring (including accrued interest), and $14.9 million was used to repay borrowings under the Credit Agreement with Foothill. These expenditures were partially offset by $2.5 million of proceeds from asset sales.

In the Restructuring, $50.2 million of cash was paid to the holders of the Secured Notes as full or partial consideration for the retirement of the Secured Notes, and $6.2 million of cash was paid to the holders of the Secured Notes for the semi-annual interest due July 15, 1996, and additional interest through the date of the Restructuring. In addition, $1.1 million of cash was used to pay for expenses related to the Restructuring, and $3.1 million of cash was used to pay the costs of obtaining the Credit Agreement with Foothill. The Company funded these cash payments with $28.6 million of its cash and $32.0 million of new borrowings under the Credit Agreement with Foothill.

The Company's principal sources of operating cash for the six months ended December 31, 1996, were $6.0 million in principal and interest collections on contracts receivable and $30.4 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the six months ended December 31, 1996, were $22.1 million in operating expenses, $7.8 million in general and administrative expenses (including corporate member services and restructuring costs), $2.3 million in sales and marketing expenditures, and $7.4 million in interest payments, $6.2 million of which was related to the Secured Notes that were retired in the Restructuring.

Under the Credit Agreement with Foothill, as of December 31, 1996, the Company had outstanding term loans totaling $8.3 million, and a revolving loan in the maximum amount of $22.5 million, of which $8.8 million was outstanding and $13.7 million was available for borrowing. Under the Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999. During the balance of fiscal 1997, the Company is required to make mandatory principal reductions under the term loans in the aggregate amount of $1.7 million, funded from collections of principal and interest on the contracts receivable. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the revolving loan will be adequate for the Company's operating and other cash requirements during the remaining term of the Credit Agreement. All cash held by the Company and its wholly owned subsidiaries is generally deposited in accounts that are controlled by and pledged to Foothill.

The Company's cash flows are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter and incurs a higher level of operating expenses during the summer. As a result of dues receipts, as of February 7, 1997, the outstanding term loans under the Credit Agreement had been reduced to $7.1 million and the outstanding revolving loan had been reduced to $2.4 million. As of February 7, 1997, $19.7 million was available for borrowing under the revolving loan.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $42.2 million during the six months ended December 31, 1996. Cash decreased by $35.0 million as discussed above. Contracts receivable decreased by $3.8 million due primarily to $4.2 million in cash collections offset by $372,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. Inventory and other current assets decreased by $1.6 million due primarily to the amortization of insurance premiums for fiscal 1997 that were paid in June 1996. Campground and resort properties decreased by a total of $2.9 million due primarily to the sale of four campgrounds, the timeshare operations at the resorts, certain other real estate at the campgrounds and resorts, and depreciation during the period. In addition, restricted cash decreased by $1.1 million resulting primarily from the payment of a one-time bonus to the Company's Chief Executive Officer under the terms of his employment agreement with the Company. These decreases were offset by a $2.4 million increase in other assets, due primarily to $3.1 million of debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill, reduced by amortization during the period.

Total liabilities decreased by $47.1 million during the six months ended December 31, 1996. The Company's total outstanding debt decreased by $37.2 million due primarily to the retirement of $101.5 million principal amount of Secured Notes in the Restructuring, partially offset by the issuance of $40.2 million principal amount of PIK Notes and net borrowings under the Credit Agreement. Accrued interest declined by $3.2 million due to the $6.2 million of interest paid on the Secured Notes in July 1996, partially offset by $2.2 million of non-cash interest accruing on the PIK Notes, which amount was paid on January 15, 1997, by issuing additional PIK Notes. In addition, deferred membership dues revenue declined by $3.9 million due to revenue recognized in excess of cash collections during the period.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

NET INCOME (LOSS). The Company reported net income of $321,000 or $.04 per share on revenues of $17.2 million for the three months ended December 31, 1996. This compares with a net loss of $704,000 or $.19 per share on revenues of $18.8 million for the same period last year. Although overall revenues declined, the results for the current period improved significantly from the previous year, due primarily to higher sales revenue and lower campground operating costs and interest expense.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended December 31, 1996:

                                         Three Months Ended December 31, 1996
                                         ------------------------------------
                                         Campgrounds     Resorts      Total
                                         -----------     -------      -----
CAMPGROUND/RESORT OPERATIONS
  Membership dues                          $10,054                   $10,054
  Other campground/resort revenues           2,502        $ 691        3,193
  Campground ancillary expenses             (1,317)                   (1,317)
  Other operating expenses                  (7,118)        (826)      (7,944)
                                           -------        -----      -------
Profit (loss) on campground/resort
  operations                                 4,121         (135)       3,986
                                           -------        -----      -------
SALES
  Memberships                                1,205                     1,205
  Resort interests                                          168          168
                                           -------        -----      -------
Total sales                                  1,205          168        1,373
                                           -------        -----      -------

  Selling costs                               (821)         (94)        (915)
  Marketing expenses                          (295)                     (295)
                                           -------        -----      -------
Total expenses                              (1,116)         (94)      (1,210)
                                           -------        -----      -------

Profit on sales                                 89           74          163
                                           -------        -----      -------

RESORT PARKS INTERNATIONAL
  Fee income                                   934                       934
  Cost of operations                          (496)                     (496)
                                           -------        -----      -------
RPI net contribution                           438                       438
                                           -------        -----      -------
                                           $ 4,648        ($61)        4,587
                                           =======        =====      =======

  Other income                                                           802
  Corporate member services                                             (323)
  General and administrative expenses                                 (2,557)
                                                                     -------
OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITION
 RESTRUCTURING COSTS, AND TAXES                                        2,509
                                                                     -------
  Interest income                                                        875
  Interest expense and amortization of
   debt issuance costs and deferred gain                              (2,623)
  Loss on asset dispositions                                             (47)
  Restructuring costs                                                   (204)
                                                                     -------
OPERATING INCOME BEFORE TAXES                                        $   510
                                                                     =======

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended December 31, 1995:

                                         Three Months Ended December 31, 1995
                                         ------------------------------------
                                         Campgrounds     Resorts      Total
                                         -----------     -------   ----------
CAMPGROUND/RESORT OPERATIONS
  Membership dues                            $ 9,917                 $ 9,917
  Other campground/resort revenues             2,552     $ 1,561       4,113
  Campground ancillary expenses               (1,436)                 (1,436)
  Operating expenses                          (7,308)     (1,819)     (9,127)
                                             -------     -------     -------
Profit (loss) on campground/resort
 operations                                    3,725        (258)      3,467
                                             -------     -------     -------
SALES
  Memberships                                    347                     347
  Resort interests                                           213         213
                                             -------     -------     -------
Total sales                                      347         213         560
                                             -------     -------     -------

  Selling costs                                 (616)       (179)       (795)
  Marketing expenses                            (210)                   (210)
                                             -------     -------     -------
Total expenses                                  (826)       (179)     (1,005)
                                             -------     -------     -------

Profit (loss) on sales                          (479)         34        (445)
                                             -------     -------     -------

RESORT PARKS INTERNATIONAL
  Fee income                                   1,034                   1,034
  Cost of operations                            (621)                   (621)
                                             -------     -------     -------
RPI net contribution                             413                     413
                                             -------     -------     -------
                                             $ 3,659       ($224)      3,435
                                             =======     =======     -------

  Other income                                                           905
  Corporate member services                                             (359)
  General and administrative
   expenses                                                           (2,529)
                                                                     -------

OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 AND TAXES                                                             1,452
                                                                     -------

  Interest income                                                      1,629
  Interest expense and amortization of debt
   discount and consent fees                                          (4,431)
  Gain on asset dispositions                                             662
                                                                     -------

OPERATING LOSS BEFORE TAXES                                            ($688)
                                                                     =======

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $10.1 million for the three months ended December 31, 1996, compared with $9.9 million for the same period last year. The slight increase in dues revenue was due primarily to the effect of annual dues increases which were only partially offset by the net loss of campground members.

Other campground revenues were $2.5 million for the three months ended December 31, 1996, compared with $2.6 million for the same period last year. The related campground ancillary expenses were $1.3 million for the three months ended December 31, 1996, compared with $1.4 million for the same period last year.
The decreases in campground revenues and the related campground ancillary expenses were due primarily to the closure of four campgrounds during fiscal 1996 and reductions in service levels at certain other campgrounds.

Other campground operating expenses were $7.1 million for the three months ended December 31, 1996, compared with $7.3 million for the same period last year.
The decrease in expenses resulted primarily from the operational changes made at the campgrounds in fiscal 1996, which included reducing campground management and personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods.

During the balance of fiscal 1997, the Company intends to continue to evaluate its campground operations to determine the appropriate level for such operations, and it expects to implement additional cost reduction measures while its membership base continues to decline. These cost reduction measures will likely include the closure and disposition of additional campgrounds.

Campground membership sales revenue was $1.2 million for the three months ended December 31, 1996, compared with $347,000 for the same period last year, reflecting a significantly higher volume of sales in the current period, but at lower average prices. Sales of new campground memberships increased from 364 during the three months ended December 31, 1995, to 1,013 during the three months ended December 31, 1996, while sales of upgrade memberships increased from 53 during the three months ended December 31, 1995, to 1,113 during the three months ended December 31, 1996. The increase in sales was due primarily to special promotional programs implemented in fiscal 1997. The increase in sales revenue reflects the Company's focus on campground membership sales, which must continue to increase significantly over current levels in order to stop the continuing decline in the Company's membership base.

Although the Company's sales results are improving, its selling and marketing expenses as a percentage of sales were 93% and 238% for the three months ended December 31, 1996 and 1995, respectively. The Company's marketing efforts require significant expense, and in the short term, the Company expects that its selling and marketing expenses will exceed its campground membership sales revenue on an annual basis. The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. The Company is working to increase the number of prospects that attend its sales presentations, which has not met the Company's expectations in fiscal 1997. Because the Company intends to keep its selling and marketing expenses within a close relation to sales revenue, it is relying principally upon member and RV dealer referrals to increase the number of sales prospects in the future. The success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

The Company reported previously that it was testing a new "cottage membership" offering use of upscale park model trailers at four of its campgrounds in California, Oregon, and Washington. The cottage membership was designed to broaden the market for the Company's product by appealing to families who do not generally consider themselves campers but who enjoy outdoor activities. To date, the results from this program have been significantly below expectations and the program may be discontinued.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the three months ended December 31, 1996, these operations produced revenues of $46,000 with related expenses (excluding certain shared administrative costs) of $103,000. This compares with revenues for the same period last year of $41,000 and related expenses (excluding certain shared administrative costs) of $81,000. The campground management operations generally incur a loss during the second fiscal quarter due to certain fixed expenses and the seasonal closure of the campgrounds.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the three months ended December 31, 1996, RPI's operations produced a net contribution of $438,000, compared with $413,000 for the same period last year. Although revenues decreased between periods, the decrease was offset by expense reductions. RPI's revenues have declined as a result of declining sales in the membership camping industry generally. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. During the periods presented, the Company's resort operations consisted primarily of timeshare management and timeshare and lot sales. On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory to a newly formed corporation owned by two former employees. See Note 4 to the consolidated financial statements included in Item 1 of Part I of this report.

For the three months ended December 31, 1996 and 1995, the resort operations produced a net negative contribution of $61,000 and $224,000, respectively. For these same periods, the negative contribution from the resort operations was offset, in part, by a net positive contribution from the timeshare operations of $37,000 and $45,000, respectively. The sale of the timeshare operations will significantly reduce both the revenues and expenses from the resort operations in future periods.

The Company's present interest in the resorts consists primarily of approximately 600 residential lots and other miscellaneous real estate at the resorts. The Company presently plans to dispose of the remaining assets that it owns at the resorts over the next several years. However, there is no assurance that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

INTEREST INCOME AND EXPENSE. Interest income was $875,000 for the three months ended December 31, 1996, compared with $1.6 million for the same period last year. In these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $95,000 and $144,000, respectively. The $754,000 decrease in interest income from period to period was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and a $27.7 million decrease in cash between years.

Interest expense was $2.6 million for the three months ended December 31, 1996, compared with $4.4 million for the same period last year. In the current period, interest expense included amortization of $704,000 related to the debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill. The $1.8 million decrease in interest expense from period to period was due primarily to the repurchase of $7.4 million principal amount of Secured Notes in January 1996, a net $36.8 million reduction in the Company's outstanding debt resulting from the Restructuring and subsequent payments under the Credit Agreement, a $2.5 million reduction in mortgage notes due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable.

As a result of the Restructuring, interest expense is expected to decrease significantly for fiscal 1997 compared with fiscal 1996 due to the reduction in the total amount of debt outstanding. Moreover, since the Company is prohibited from paying cash interest on the PIK Notes until the borrowings under the Credit Agreement with Foothill are repaid, during the repayment period, a substantial portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN (LOSS) ON ASSET DISPOSITIONS. The Company recognized a loss on the disposition of assets of $47,000 for the three months ended December 31, 1996, compared with a gain of $662,000 for the same period last year. The decrease in the current period resulted primarily from the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. However, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. For the three months ended December 31, 1996, other income was $802,000, compared with $905,000 for the same period last year. The decrease in the current period was due primarily to a decrease in income from recoveries on canceled contracts and dues through the use of outside collection agencies.

RESTRUCTURING COSTS. The Company incurred $204,000 of restructuring costs during the three months ended December 31, 1996, related to the Restructuring. In addition, the Company's consolidated balance sheet as of December 31, 1996, includes in "other assets" the unamortized debt issuance costs related to obtaining the Credit Agreement with Foothill. See Note 2 to the consolidated financial statements included in Item 1 of Part I of this report.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Six Months Ended December 31, 1996 and 1995

NET INCOME (LOSS). The Company reported net income of $2.0 million or $.27 per share on revenues of $39.7 million for the six months ended December 31, 1996. This compares with a net loss of $1.9 million or $.51 per share on revenues of $43.7 million for the same period last year. Although revenues declined during the current period, there were greater decreases in expenses, principally campground operating costs, general and administrative expenses, and interest, which were primarily responsible for the improvement in results.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the six months ended December 31, 1996:

                                          Six Months Ended December 31, 1996
                                         ------------------------------------
                                         Campgrounds     Resorts      Total
                                         -----------     -------   ----------
CAMPGROUND/RESORT OPERATIONS
  Membership dues                          $ 19,917                 $ 19,917
  Other campground/resort revenues            8,428      $ 1,858      10,286
  Campground ancillary expenses              (3,990)                  (3,990)
  Other operating expenses                  (16,259)      (2,019)    (18,278)
                                           --------      -------    --------
Profit (loss) on campground/resort
 operations                                   8,096         (161)      7,935
                                           --------      -------    --------
SALES
  Memberships                                 2,063                    2,063
  Resort interests                                           348         348
                                           --------      -------    --------
Total sales                                   2,063          348       2,411
                                           --------      -------    --------
  Selling costs                              (1,591)        (233)     (1,824)
  Marketing expenses                           (635)                    (635)
                                           --------      -------    --------
Total expenses                               (2,226)        (233)     (2,459)
                                           --------      -------    --------

Profit (loss) on sales                         (163)         115         (48)
                                           --------      -------    --------

RESORT PARKS INTERNATIONAL
  Fee income                                  1,943                    1,943
  Cost of operations                           (937)                    (937)
                                           --------      -------    --------
RPI net contribution                          1,006                    1,006
                                           --------      -------    --------
                                           $  8,939         ($46)      8,893
                                           ========      =======    --------

  Other income                                                         1,887
  Corporate member services                                             (812)
  General and administrative expenses                                 (4,711)
                                                                    --------
OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, AND TAXES                                        5,257
                                                                    --------
  Interest income                                                      1,995
  Interest expense and amortization of debt
   issuance  costs and deferred gain                                  (5,078)
  Gain on asset dispositions                                           1,215
  Restructuring costs                                                 (1,101)
                                                                    --------
OPERATING INCOME BEFORE TAXES                                       $  2,288
                                                                    ========


The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the six months ended December 31, 1995:

                                          Six Months Ended December 31, 1995
                                         ------------------------------------
                                         Campgrounds     Resorts      Total
                                         -----------     -------   ----------
CAMPGROUND/RESORT OPERATIONS
  Membership dues                          $ 20,043                 $ 20,043
  Other campground/resort revenues            9,059      $ 3,895      12,954
  Campground ancillary expenses              (4,618)                  (4,618)
  Operating expenses                        (18,356)      (4,191)    (22,547)
                                           --------      -------    --------
Profit (loss) on campground/resort
 operations                                   6,128         (296)      5,832
                                           --------      -------    --------
SALES
  Memberships                                 1,221                    1,221
  Resort interests                                           700         700
                                           --------      -------    --------
Total sales                                   1,221          700       1,921
                                           --------      -------    --------
  Selling costs                              (1,323)        (493)     (1,816)
  Marketing expenses                           (663)                    (663)
                                           --------      -------    --------
Total expenses                               (1,986)        (493)     (2,479)
                                           --------      -------    --------
Profit (loss) on sales                         (765)         207        (558)
                                           --------      -------    --------

RESORT PARKS INTERNATIONAL
  Fee income                                  2,234                    2,234
  Cost of operations                         (1,173)                  (1,173)
                                           --------      -------    --------
RPI net contribution                          1,061                    1,061
                                           --------      -------    --------
                                           $  6,424         ($89)      6,335
                                           ========      =======    --------
  Other income                                                         2,207
  Corporate member services                                             (904)
  General and administrative expenses                                 (4,961)
                                                                    --------
OPERATING INCOME BEFORE INTEREST
 INCOME AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, AND TAXES                                               2,677
                                                                    --------
  Interest income                                                      3,404
  Interest expense and amortization
   of debt discount  and consent fees                                 (9,041)
  Gain on asset dispositions                                             918
                                                                    --------
OPERATING LOSS BEFORE TAXES                                          ($2,042)
                                                                    ========

CAMPGROUND OPERATIONS. Campground membership dues revenue was $19.9 million for the six months ended December 31, 1996, compared with $20.0 million for the same period last year. The slight decline in dues revenue was due primarily to the net loss of campground members, substantially offset by the effect of the annual dues increase.

Other campground revenues were $8.4 million for the six months ended December 31, 1996, compared with $9.1 million for the same period last year. The related campground ancillary expenses were $4.0 million for the six months ended December 31, 1996, compared with $4.6 million for the same period last year.
The decreases in other campground revenues and the related ancillary expenses were due primarily to the closure of four campgrounds during fiscal 1996 and reductions in service levels at certain other campgrounds.

Other campground operating expenses decreased by $2.1 million to $16.3 million for the six months ended December 31, 1996, from $18.4 million for the same period last year. This decrease resulted primarily from the operational changes made at the campgrounds in fiscal 1996, which included reducing campground management and personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods.

Campground membership sales revenue was $2.1 million for the six months ended December 31, 1996, compared with $1.2 million for the same period last year, reflecting a significantly higher volume of sales in the current period, but at lower average prices. Sales of new campground memberships increased from 1,399 during the six months ended December 31, 1995, to 2,162 during the six months ended December 31, 1996, while sales of upgrade memberships increased from 123 during the six months ended December 31, 1995, to 1,332 during the six months ended December 31, 1996. The increase in sales revenue reflects the Company's focus on increasing campground membership sales.

Selling and marketing expenses exceeded the related sales revenue by $163,000 and $765,000, respectively, in the two periods. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales in both periods which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the six months ended December 31, 1996, the Company's campground management operations produced revenues of $779,000 with related expenses (excluding certain shared administrative costs) of $683,000. This compares with revenues for the same period last year of $582,000 and related expenses (excluding certain shared administrative costs) of $511,000.

RESORT PARKS INTERNATIONAL. RPI's operations produced a net contribution of approximately $1.0 million for the six months ended December 31, 1996 and 1995. Although revenues decreased between periods, the decrease was offset by expense reductions.

RESORT OPERATIONS. The resort operations produced a net negative contribution of $46,000 for the six months ended December 31, 1996, compared with a net negative contribution of $89,000 for the same period last year. For these same periods, the negative contribution from the resort operations was offset, in part, by a net positive contribution from the timeshare operations of $93,000 and $167,000, respectively. As previously discussed, the sale of the timeshare operations will significantly reduce both the revenues and expenses from the resort operations in future periods.

INTEREST INCOME AND EXPENSE. Interest income was $2.0 million for the six months ended December 31, 1996, compared with $3.4 million for the same period last year. In these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $203,000 and $305,000, respectively. The $1.4 million decrease in interest income from period to period was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and significantly lower cash balances between years.

Interest expense was $5.1 million for the six months ended December 31, 1996, compared with $9.0 million for the same period last year. In the current period, interest expense included amortization of $966,000 related to the debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill. The $4.0 million decrease in interest expense from period to period was due primarily to the repurchase of $7.4 million principal amount of Secured Notes in January 1996, a net $36.8 million reduction in the Company's outstanding debt resulting from the Restructuring and subsequent repayments under the Credit Agreement, a $2.5 million reduction in mortgage notes due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $1.2 million for the six months ended December 31, 1996, compared with $918,000 for the same period last year. The gain in the current period resulted primarily from the sale of three campgrounds and certain other real estate at the campgrounds and resorts.

OTHER INCOME. Other income was $1.9 million for the six months ended December 31, 1996, compared with $2.2 million for the same period last year. The decrease in the current period was due primarily to a decrease in income from recoveries on canceled contracts and dues through the use of outside collection agencies.

OTHER EXPENSES. General and administrative expenses were $4.7 million for the six months ended December 31, 1996, compared with $5.0 million for the same period last year, reflecting the Company's continuing efforts to lower its administrative costs.

Corporate member services costs were $812,000 for the six months ended December 31, 1996, compared with $904,000 for the same period last year. The decrease in the current period was due primarily to staff reductions and other cost-cutting measures implemented during fiscal 1996, including implementation of an automated reservation system.

The Company incurred $1.1 million of restructuring costs during the six months ended December 31, 1996, related to the Restructuring.


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

On November 19, 1996, the stockholders of USTrails approved the merger (the "Merger") of USTrails into the Company, a newly formed, wholly-owned Delaware subsidiary, pursuant to the Agreement and Plan of Merger dated as of October 1, 1996, between USTrails and the Company (the "Merger Agreement"). The Merger was consummated on November 20, 1996. Pursuant to the terms of the Merger Agreement, the Company is the surviving corporation. Each share of USTrails common stock, par value $.01 per share ("USTrails Common Stock"), outstanding prior to the Merger was converted into the right to receive one share of the Company's common stock, par value $.01 per share ("Company Common Stock"), and each outstanding stock option, warrant or other right to purchase or receive USTrails Common Stock was converted into a similar stock option, warrant or other right to acquire Company Common Stock. The principal purposes of the Merger were to implement the transfer restrictions described below and to change USTrails' state of incorporation to Delaware.

Transfer of Company Common Stock is subject to restrictions designed to avoid an "ownership change" within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions are set forth in Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Company Common Stock that would without the approval of the board of directors of the Company (i) increase to more than 4.75% the percentage ownership of Company Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Company Common Stock, (ii) increase the percentage of Company Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Company Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Company Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares owned in violation of
Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Company Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them. See the Company's Proxy Statement/Prospectus, dated October 3, 1996 (the "Proxy Statement/Prospectus"), in which the terms of such restrictions were previously reported.

On November 19, 1996, the stockholders of USTrails also approved the grant to William J. Shaw, the President, Chief Executive Officer, and a director of the Company, of an option to purchase 664,495 shares of USTrails Common Stock at an exercise price of $0.69 per share. Upon effectiveness of the Merger, such option became exercisable for an equal number of shares of Company Common Stock. See the Proxy Statement/Prospectus in which the terms of such option, including the Stock Option Agreement, dated as of August 1, 1996, related thereto, were previously reported. The shares of Company Common Stock issuable upon the exercise of such option will be registered on Form S-8 pursuant to the Securities Act of 1933, as amended, as contemplated by the Proxy Statement/Prospectus.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On November 19, 1996, the Company held its annual meeting of stockholders. As of the record date for the meeting, the Company had 7,383,276 shares of common stock outstanding, of which 5,993,401 shares were represented at the meeting in person or by proxy. The stockholders took the following actions at the meeting.

1. The stockholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of stockholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each of them were as follows:

      Name                       Votes For                  Votes Withheld
      ----                       ---------                  --------------

Andrew M. Boas                   5,991,045                       2,356
William P. Kovacs                5,991,045                       2,356
Donald R. Leopold                5,991,045                       2,356
H. Sean Mathis                   5,991,045                       2,356
Douglas K. Nelson                5,991,045                       2,356
William J. Shaw                  5,991,045                       2,356


2. The stockholders approved the Merger Agreement as described in Item 2 of Part II of this Report. The votes cast for, votes cast against, and abstentions and broker non-votes were as follows:

                                                          Abstentions and
              Votes For             Votes Against         Broker Non-Votes
              ---------             -------------         ----------------
              5,159,523                139,478               694,400

3. The stockholders voted to eliminate certain charter restrictions on the issuance and repurchase of the Company's capital stock imposed in connection with the issuance of the Secured Notes that were retired in July 1996. The votes cast for, votes cast against, and abstentions and broker non-votes were as follows:

                                                          Abstentions and
              Votes For             Votes Against         Broker Non-Votes
              ---------             -------------         ----------------
              5,156,931                142,270                 694,200

4. The stockholders approved the Stock Option Agreement, dated as of August 1, 1996, granting the Company's CEO the option to purchase 664,495 shares of the Company's common stock. The votes cast for, votes cast against, and abstentions and broker non-votes were as follows:

                                                          Abstentions and
              Votes For             Votes Against         Broker Non-Votes
              ---------             -------------         ----------------
              5,288,509                  9,777                 695,115

5. The stockholders ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending June 30, 1997. The votes cast for, votes cast against, and abstentions were as follows:

              Votes For             Votes Against            Abstentions
              ---------             -------------         ----------------
              5,990,350                 3,044                     7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.1 Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the Securities and Exchange Commission (the "SEC") on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339 (the "S-4 Registration Statement")).

   3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

   3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B filed by the Company with the SEC on November 27, 1996).

  10.1 Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996).

  10.2 Assumption of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails under the USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option Plan, as amended; Warrant Certificates originally issued on December 31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996).

  10.3 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw and Schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit
           10.39 to the Company's Registration Statement no. 333-19357 on Form S-1, originally filed with the Sec on January 7, 1997).

  10.4 Supplement No. 2 to Grantor Trust Agreement, dated as of November 20, 1996, by the Company in favor of Union Bank of California, N.A. (formerly known as The Bank of California, N.A., and referred to herein as "Union Bank") supplementing the Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank and Thousand Trails, Inc. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement NO. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997).

  10.5 Supplement to Grantor Trust Agreement, dated as of November 20, 1996, by the Company in favor of Union Bank supplementing the Grantor Trust Agreement, dated as of May 8, 1991, as supplemented, between USTrails Inc. and Texas Commerce Bank, N.A. (incorporated by reference to
           Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996).

  11.1     Statement re: Computation of Per Share Earnings.

  27.1     Financial Data Schedule.

REPORTS ON FORM 8-K

On November 27, 1996, the Company filed a current report on Form 8-K relating to the consummation of the Merger. See Item 2 of Part II of this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THOUSAND TRAILS, INC.


Date: February 12, 1997                    By: /s/ Harry J. White, Jr.
                                              ----------------------------------
                                              Harry J. White, Jr.
                                              Vice President, Chief Financial
                                              Officer, and Chief Accounting
                                              Officer