Form 10-Q
period 1997-03-31
THOUSAND TRAILS INC /DE/
filed 1997-05-01
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1997

                         Commission File Number 0-19743

                             THOUSAND TRAILS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                  75-2138671
           --------                                  ----------
   (State or Other Jurisdiction           (IRS Employer Identification No.)
  of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                      75234
--------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


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

The number of shares of Common Stock, par value $.01, issued and outstanding as of April 29, 1997 was 7,383,276.

                             THOUSAND TRAILS, INC.


                                     INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements
          Consolidated Balance Sheets at March 31, 1997
            and June 30, 1996..............................................    3

          Consolidated Statements of Operations for the nine months
            ended March 31, 1997 and March 31, 1996........................    4

          Consolidated Statements of Operations for the three months
            ended March 31, 1997 and March 31, 1996........................    5

          Consolidated Statement of Stockholders' Deficit
            for the nine months ended March 31, 1997.......................    6

          Consolidated Statements of Cash Flows for the nine months ended
           March 31, 1997 and March 31, 1996...............................    7

          Notes to Consolidated Financial Statements.......................    9

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................   16

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...............................   29



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                 ASSETS                    March 31,    June 30,
                 ------                      1997         1996
                                          ---------    ---------
                                          (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents................. $  1,547   $  37,403
 Current portion of receivables, net of
  allowances and discount of
   $2.2 million and $2.7 million...........    2,986       4,270
 Accounts and dues receivable, net.........      509         522
 Inventory and other current assets........    2,474       4,672
                                            --------    --------
   Total Current Assets....................    7,516      46,867
 Restricted cash...........................    1,355       2,912
 Receivables, net of allowances and
  discount of $4.3 million and
   $5.4 million............................    4,683       8,949
 Campground real estate....................   13,451      13,468
 Resort real estate........................      572       1,159
 Buildings and equipment, net of
  accumulated depreciation of
   $12.2 million and $10.4 million.........   24,765      27,130
 Land held for sale........................    6,126       6,821
 Other assets..............................    4,318       2,448
                                            --------    --------
   Total Assets............................ $ 62,786    $109,754
                                            ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
 Accounts payable.......................... $  1,056   $   3,030
 Accrued interest..........................    1,144       5,617
 Other accrued liabilities.................    8,156       9,329
 Current portion of long term debt.........       75      28,530
 Accrued construction costs................    2,942       3,154
 Deferred membership dues revenue..........   19,949      17,599
                                            --------    --------
   Total Current Liabilities...............   33,322      67,259
 Long term debt............................   48,720      66,922
 Other liabilities.........................    3,729       3,564
                                            --------    --------

   Total Liabilities.......................   85,771     137,745
                                            --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value,
  1,500,000 shares authorized, none
  issued or outstanding
 Common stock, $.01 par value,
  15,000,000 shares authorized,
  7,383,276 and 3,702,726 shares
  issued and outstanding...................       74          37

 Additional paid-in capital................   20,502      17,549
 Accumulated deficit subsequent to
  December 31, 1991, date of
  emergence from bankruptcy (total
  deficit eliminated $51,752)..............  (43,426)    (45,451)
 Cumulative currency translation
  adjustment...............................     (135)       (126)
                                            --------    --------
   Total Stockholders' Deficit.............  (22,985)    (27,991)
                                            --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT................................... $ 62,786    $109,754
                                            ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                        For the nine months ended March 31,
                                        -----------------------------------
                                             1997                1996
                                          ----------           ---------
REVENUES
  Membership dues.......................   $29,700             $29,956
  Other campground/resort revenue.......    12,852              16,641
  Membership and resort interest sales..     2,966               2,798
  RPI membership fees...................     3,000               3,438
  Interest income.......................     2,875               5,146
  Gain on asset dispositions............     1,581               4,004
  Other income..........................     2,720               3,280
  Nonrecurring income...................                         4,714
                                           -------             -------
     Total Revenues.....................    55,694              69,977
                                           -------             -------
EXPENSES
  Campground/resort operating expenses..    31,225              37,235
  Selling expenses......................     2,430               2,547
  Marketing expenses....................       953                 929
  RPI membership expenses...............     1,443               1,709
  Corporate member services.............     1,152               1,235
  Interest expense and amortization.....     7,321              13,399
  General and administrative expenses...     7,564               7,543
  Nonrecurring expenses.................                           530
  Restructuring costs...................     1,101                  79
                                           -------             -------
     Total Expenses.....................    53,189              65,206
                                           -------             -------
INCOME BEFORE INCOME TAXES AND..........     2,505               4,771
 EXTRAORDINARY ITEM
  Income tax provision..................      (480)                (11)
                                           -------             -------
INCOME BEFORE EXTRAORDINARY ITEM........     2,025               4,760
  Extraordinary gain on debt repurchase.                         1,390
                                           -------             -------
NET INCOME..............................   $ 2,025             $ 6,150
                                           =======             =======

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:

INCOME BEFORE EXTRAORDINARY ITEM.........    $.27              $1.29
EXTRAORDINARY ITEM.......................                        .37
                                          -------            -------
NET INCOME...............................    $.27              $1.66
                                          -------            -------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.............................   7,469              3,703
                                          =======            =======



The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                For the three months ended March 31,
                                                ------------------------------------
                                                    1997                  1996
                                                ----------             ----------
REVENUES
  Membership dues...............................    $ 9,783               $ 9,913
  Other campground/resort revenue...............      2,566                 3,687
  Membership and resort interest sales..........        555                   877
  RPI membership fees...........................      1,057                 1,204
  Interest income...............................        880                 1,742
  Gain on asset dispositions....................        366                 3,086
  Other income..................................        833                 1,073
  Nonrecurring income...........................                            4,714
                                                 ----------             ----------
     Total Revenues.............................     16,040                26,296
                                                 ----------             ----------

EXPENSES
  Campground/resort operating expenses..........      8,957                10,070
  Selling expenses..............................        606                   731
  Marketing expenses............................        318                   266
  RPI membership expenses.......................        506                   536
  Corporate member services.....................        340                   331
  Interest expense and amortization.............      2,243                 4,358
  General and administrative expenses...........      2,853                 2,582
  Nonrecurring expenses.........................                              530
  Restructuring costs...........................                               79
                                                 ----------             ----------
     Total Expenses.............................     15,823                19,483
                                                 ----------             ----------

INCOME BEFORE INCOME TAXES AND..................        217                 6,813
 EXTRAORDINARY ITEM
  Income tax provision..........................       (168)                 (168)
                                                 ----------             ----------
INCOME BEFORE EXTRAORDINARY ITEM................         49                 6,645
  Extraordinary gain on debt repurchase.........                            1,390
                                                 ----------             ----------
NET INCOME......................................    $    49               $ 8,035
                                                 ==========             ==========

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE
INCOME BEFORE EXTRAORDINARY ITEM................       $.01                 $1.80
EXTRAORDINARY ITEM..............................                              .37
                                                 ----------             ----------
NET INCOME......................................       $.01                 $2.17
                                                 ----------             ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING....................................      7,982                 3,703
                                                 ==========             =========



The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             Cumulative
                                                                               Foreign
                                                  Additional                  Currency
                                          Common   Paid-In    Accumulated    Translation
                                          Stock    Capital      Deficit       Adjustment    Total
                                        -----------------------------------------------------------
BALANCE, June 30, 1996..................    $37    $17,549     ($45,451)      ($126)     ($27,991)

Issuance of common stock in
  Restructuring.........................     37      2,953                                  2,990

Foreign currency translation
  adjustment............................                                         (9)           (9)

Net income for the nine months ended
 March 31, 1997.........................                          2,025                     2,025
                                         -------   -------      -------      -------      -------

BALANCE, March 31, 1997.................    $ 74   $20,502     ($43,426)      ($135)     ($22,985)
                                         =======   =======     ========      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                           For the nine months ended March 31,
                                           -----------------------------------
                                                 1997               1996
                                           --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of principal on
   receivables .............................    $  6,211             $  9,092
  Interest received.........................       2,556                4,807
  Interest paid.............................      (7,682)             (14,404)
  General and administrative, corporate
   member services, nonrecurring............     (11,104)              (9,674)
   expenses and restructuring costs
  Cash collected from operations,
   including deferred revenue...............      50,741               57,156
  Cash from sales of memberships and
   resort interests at the point of sale....       2,788                2,633
  Expenditures for property operations......     (30,704)             (38,027)
  Expenditures for sales and marketing......      (3,408)              (3,416)
  Expenditures for insurance premiums.......        (374)              (3,005)
  Payment of income taxes...................        (480)                 (11)
  Reduction of (deposit made to secure)
   standby letter of credit.................       1,500               (1,500)
  Other, net................................         120                  100
                                            ------------      ---------------
Net cash provided by operating
 activities.................................      10,164                3,751

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and HUD-related expenditures......        (620)                (954)
  Proceeds from asset sales.................       2,958                7,048
                                            ------------      ---------------
Net cash provided by investing
 activities.................................       2,338                6,094
                                            ------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial borrowings under Credit
   Agreement................................      32,000
  Net repayments under Credit Agreement.....     (26,700)
  Payment of debt issuance costs............      (3,132)
  Retirement of Secured Notes...............     (50,169)
  Mandatory redemption of Secured Notes.....                          (18,599)
  Repurchase of Secured Notes...............                           (5,275)
  Repayment of notes and mortgages..........        (357)                (312)
                                            ------------      ---------------
Net cash used in financing activities.......     (48,358)             (24,186)
                                            ------------      ---------------

DECREASE IN CASH AND CASH EQUIVALENTS.......     (35,856)             (14,341)

CASH AND CASH EQUIVALENTS:
 Beginning of period........................      37,403               50,596
                                           -------------      ---------------
 End of period..............................    $  1,547             $ 36,255
                                           =============      ===============




                                -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                  (Unaudited)

                                           For the nine months ended March 31,
                                           -----------------------------------
                                                 1997               1996
                                           -----------------     -------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
Net income................................          $ 2,025            $ 6,150
                                             ---------------     -------------
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY
   OPERATING ACTIVITIES --
  Depreciation............................            2,072              2,163
  Amortization of interest discount,
   collection costs and
    valuation allowance...................             (548)              (856)
  Amortization of debt issue costs and
   deferred gain..........................            1,508
  Amortization of debt discount and
   consent fees...........................                               3,409
  Gain on asset dispositions..............           (1,581)            (4,004)
  Reduction of allowance for doubtful
   accounts, net..........................                              (4,146)
  Reversal of contingent liability........                                (568)
  Extraordinary gain on repurchase of
   Secured Notes..........................                              (1,390)
  Decrease (increase) in restricted cash..            1,557             (1,393)
  Decrease in receivables.................            6,080              9,143
  Decrease in other assets................            1,546                899
  Decrease in accounts payable............           (1,974)            (2,315)
  Decrease in accrued interest............           (2,101)            (4,435)
  Increase in deferred membership dues
   revenue................................            2,467              1,168
  Decrease in other liabilities...........             (950)              (227)
  Other, net..............................               63                153
                                            ---------------     --------------
Total adjustments.........................            8,139             (2,399)
                                            ---------------     --------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES...............................          $10,164            $ 3,751
                                            ===============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

GENERAL

Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails"). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 58 membership-based campgrounds located in 19 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities. The Company also owns certain real estate at eight resorts located in seven states and owns and operates the resort amenities at one of these locations. Prior to November 21, 1996, the Company also managed timeshare facilities at these resorts (see Note 4). The campground business represents the most significant portion of the Company's business comprising 89% of the Company's operating revenues in fiscal 1997 to date. The reciprocal use and resort businesses provided the remaining 11%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and nine month periods ended March 31, 1997 and 1996, and in the consolidated balance sheet at June 30, 1996. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

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

Since inception, the Company has not paid any dividends. The Credit Agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the 12% Senior Subordinated PIK Notes Due 2003 ("PIK Notes") prohibits the payment of any cash dividends until the PIK Notes are repaid.

NOTE 2 -- SECURED NOTE RESTRUCTURING AND LONG TERM DEBT

SECURED NOTE RESTRUCTURING

At June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes. At that time, there was a substantial risk that the resources available to the Company would be insufficient to cover its continuing operating needs and the mandatory sinking fund and interest payments due on the Secured Notes on July 15, 1996. In addition, the Company faced default under the financial covenants in the Indenture for the Secured Notes if waivers were not obtained by September 30, 1996. On July 17, 1996, however, the Company consummated a restructuring (the "Restructuring"), in which all of the Secured Notes were retired. The Restructuring provided a new capital structure for the Company. This new capital structure initially included $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001, do not contain financial covenants, and mature on July 15, 2003 without earlier scheduled principal payments. The new capital structure also includes the Credit Agreement with Foothill that, in addition to financing $32.0 million of the retirement of the Secured Notes and related costs, provides the Company with a working capital facility which reduces in availability through final maturity on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants, amortization schedule, and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. As part of the Restructuring, the Company also issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes. These shares represent approximately 50% of the shares of common stock currently outstanding (see Note 3).

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

The Company incurred $1.1 million of legal expenses and other direct costs in connection with the completion of the Restructuring which have been presented as restructuring costs in the accompanying consolidated statement of operations for the nine months ended March 31, 1997. In addition, the Company incurred debt issuance costs of $3.1 million, including $570,000 of prepaid interest, related to obtaining the Credit Agreement with Foothill. These costs, which include legal costs, financial advisory fees and other direct costs of obtaining the loans, have been capitalized, and are being amortized over the term of the Credit Agreement. The unamortized portion of the debt issuance costs is reflected in other assets in the accompanying consolidated balance sheet at March 31, 1997.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of March 31, 1997 and June 30, 1996 (dollars in thousands):

                                          March 31,  June 30,
                                            1997       1996
                                          ---------  --------
CURRENT PORTION OF LONG TERM DEBT :
Secured Notes, net of discount of $7.1
 million...............................               $28,264
Notes and mortgages payable............    $    75        266
                                           -------    -------
                                           $    75    $28,530
                                           =======    =======
LONG TERM DEBT:
Borrowings under Credit Agreement.....     $ 5,300
PIK Notes, including deferred
gain of $.3 million...................      42,864
Secured Notes.........................                $66,086
Notes and mortgages payable...........         556        836
                                           -------    -------
                                           $48,720    $66,922
                                           =======    =======
Total long term debt.................      $48,795    $95,452
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

Transfer of Company Common Stock is subject to restrictions designed to avoid an "ownership change" within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions are set forth in
Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Company Common Stock that would without the approval of the board of directors of the Company (i) increase to more than 4.75% the percentage ownership of Company Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Company Common Stock, (ii) increase the percentage of Company Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Company Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Company Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Company Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them. See the Company's Proxy Statement/Prospectus, dated October 3, 1996 (the "Proxy Statement/Prospectus"), in which the terms of such restrictions were previously reported.

NOTE 4 -- SALE OF TIMESHARE OPERATIONS

On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory to a newly formed corporation owned by two former employees (the "Buyer"). The sales price was $850,000, of which $50,000 was paid in cash at closing with the balance represented by a promissory note in the principal amount of $800,000. The principal of the note is payable $300,000 on or before May 15, 1997, and $500,000 on or before May 15, 1998. Interest accrues on the note at the rate of 14 1/2% per annum and is payable at the time of the principal installments. The Buyer may extend payment of $150,000 of the second principal installment for up to one year, with interest accruing at 20% per annum. The note is secured by liens on substantially all assets of the Buyer, a pledge of the Buyer's outstanding stock, and the personal guarantees of the two shareholders of the Buyer. In April 1997, the Buyer made an early payment on the note of $150,000 plus accrued interest.

A deferred gain of $397,000 recorded in connection with this sale is being recognized on the installment method of accounting as payments on the note are received. The deferred gain has been netted against the principal amount of the note which is included in other current and long term assets in the accompanying consolidated balance sheet at March 31, 1997.

NOTE 5 -- RECEIVABLES

CONTRACTS RECEIVABLE

At March 31, 1996, the Company reduced the allowance for doubtful accounts on the contracts receivable by $5.1 million. The adjustment was made because the cancellation rate on these contracts receivable had decreased, and the Company had experienced lower contract losses than originally anticipated. These amounts are included in nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ending March 31, 1996.

The allowance for doubtful accounts is an estimate of the receivables that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

MEMBERSHIP DUES RECEIVABLE

At March 31, 1996, the Company recorded a provision for uncollectible membership dues receivable of $1.0 million related to certain aged dues accounts that were determined to be uncollectible at March 31, 1996. The charge is included as a reduction to nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ending March 31, 1996.

NOTE 6 -- GAIN ON ASSET DISPOSITIONS

The Company recognized a gain on the disposition of assets of $1.6 million and $4.0 million for the nine months ended March 31, 1997 and 1996, respectively. The gain in the current nine month period resulted primarily from the sale of three campgrounds and certain other real estate at the campgrounds and resorts. The gain in the prior period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds, and the disposition of two operating campgrounds that were abandoned. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. However, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected.

NOTE 7 -- EXTRAORDINARY ITEM

On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions, which is presented as an extraordinary item in the consolidated statements of operations for the three and nine month periods ending March 31, 1996.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Self Insurance
--------------
The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $2.0 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $1.9 million at March 31, 1997, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

CEO Bonus Accrual
-----------------
In May 1995, the Company entered into an employment agreement with its Chief Executive Officer ("CEO") which provided, among other things, that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity) exceeded $75.0 million at the time the CEO elected to receive the bonus. As a result, at March 31, 1996, the Company recorded a $530,000 contingent liability related to the vested portion of this bonus, which was then 50% vested. The $530,000 charge is included in nonrecurring expenses in the accompanying consolidated statements of operations for the three and nine month periods ending March 31, 1996.

The CEO's bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus. The CEO is entitled to $1,270,589, of which $952,927 was paid on July 9, 1996. The additional $317,662 is payable on May 11, 1997, provided that the CEO is employed by the Company on that date. The Company accrued the entire amount of the bonus at June 30, 1996. The Company obtained an irrevocable standby letter of credit on which the CEO could draw payment if the Company failed to pay any portion of the bonus after receiving a request from the CEO. The letter of credit was secured by a $1.5 million cash deposit, which was reduced to $317,662 after payment of the initial bonus amount, and released in February 1997.

Workers' Compensation Insurance
-------------------------------
In fiscal 1996, the Company improved its method of determining workers' compensation premiums, whereby it no longer records the cost of such premiums based on estimates that are subject to potential audit adjustments at year end. As a result, at March 31, 1996, the Company reversed its recorded contingent liability related to workers' compensation premium audits. The $568,000 reversal is included in nonrecurring income in the accompanying consolidated statements of operations for the three and nine month periods ending March 31, 1996.

Declining Membership Base
-------------------------
The Company derives a significant portion of its ongoing operating revenue from its campground members (89% in fiscal 1997 to date). The Company's membership base has declined significantly during the past several years and is presently declining at the rate of approximately 8% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. The Company must significantly increase its campground membership sales over current levels in order to stop the decline in the Company's membership base. As a result, the success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

Environmental Issues
--------------------
Certain environmental issues may exist at some of the Company's campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation
----------
Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
---------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, which purports to be a class action, the plaintiff alleges that the Company has failed to comply with the Americans with Disabilities Act and related California statutes with respect to certain of its campgrounds. The plaintiff alleges that the Company has failed to remove barriers to access by persons with disabilities where such barrier removal is readily achievable. The plaintiff seeks unspecified damages and injunctive relief. Although this case is still in the early stages of development, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 9 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the nine months ended March 31, 1997 and 1996 (dollars in thousands):

                                          Nine Months Ended
                                              March 31,
                                                1997
                                          -----------------
Non-cash transactions related to the
 Restructuring (see Note 2)
----------------------------------------
 Retirement of Secured Notes.............          ($44,181)
 Issuance of PIK Notes...................            40,521
 Issuance of Common Stock................             2,990
 Write-off of unamortized portion of
  consent fees...........................               670

 Non-cash transactions related to the
  timeshare sale (see Note 4)
----------------------------------------
 Note receivable from buyers.............         $     800
 Deferred gain...........................              (397)
 Book value of timeshare inventory sold..               (18)
 Book value of fixed assets sold.........              (193)
 Net receivables written off.............              (242)

 Non-cash payment of PIK Note interest
----------------------------------------
 PIK Notes issued in lieu of cash
  interest on January 15, 1997...........         $   2,372


                                          Nine Months Ended
                                              March 31,
                                                1996
                                          -----------------

 Abandonment of two operating
  campgrounds and elimination of
  related nonrecourse obligations........         $  2,518



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the SEC on September 26, 1996.

All capitalized terms used herein have the same meaning as those defined in Item 1 -- Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategy and plans for periods after March 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategy and plans for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's plans to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. Since reorganizing under Chapter 11 on December 31, 1991, the Company's annualized operating revenues have decreased by $26.3 million (29%). Over the same period, the Company has decreased its annualized operating expenses by $52.1 million (46%), and implemented a program under which certain campground members voluntarily increased their annual dues by an aggregate of $2.1 million. During this period, the Company has concentrated on increasing continuing revenues and decreasing continuing expenses. The Company has closed eleven campgrounds and has changed other campgrounds to seasonal operations, reduced staff, consolidated its administrative functions, deferred maintenance, and reduced service levels. The Company has also disposed of certain campgrounds and other non-core assets. However, the Company's membership base has declined significantly during this period, and the membership base is presently declining at the rate of approximately 8% per year. The Company attributes this continuing attrition principally to its aging membership base, approximately 50% of whom are senior citizens.

During fiscal 1996, the Company stabilized its operations, which it had been seeking to accomplish since emerging from Chapter 11 proceedings in 1991, and achieved a positive contribution from operations of $4.8 million. For the nine months ended March 31, 1997, the Company had a positive contribution from operations of $6.5 million, compared with $4.9 million for the same period last year. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gains on asset dispositions, restructuring costs, taxes and other nonrecurring income and expenses. See the tables on pages 19-20 and 25-26 for the elements of the contribution from operations and the Company's operating income before taxes for the periods presented.

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

CASH. On March 31, 1997, the Company had $1.5 million of cash and cash equivalents, a decrease of $35.9 million during the nine month period. The Company's cash declined primarily because $28.6 million was used to retire the Secured Notes and pay legal and other costs related to the Restructuring (including accrued interest), and $26.7 million was used to repay borrowings under the Credit Agreement with Foothill. These expenditures were partially offset by $2.9 million of proceeds from asset sales and cash generated from operations.

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

The Company's principal sources of operating cash for the nine months ended March 31, 1997, were $8.8 million in principal and interest collections on contracts receivable and $50.7 million in dues collections and other campground and resort revenues. Principal uses of operating cash for the nine months ended March 31, 1997, were $30.7 million in operating expenses, $11.1 million in general and administrative expenses (including corporate member services costs, restructuring costs, and nonrecurring expenses), $3.4 million in sales and marketing expenditures, and $7.7 million in interest payments, $6.2 million of which was related to the Secured Notes that were retired in the Restructuring.

Under the Credit Agreement with Foothill, as of March 31, 1997, the Company had a term loan totaling $5.1 million outstanding and a revolving loan in the maximum amount of $21.5 million, of which $221,000 was outstanding and $21.3 million was available for borrowing. Under the Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999.

The Company's cash flows are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter and incurs a higher level of operating expenses during the summer. As a result of dues receipts, as of April 25, 1997, the outstanding loans under the Credit Agreement had been reduced to a total of $2.1 million, and $20.9 million was available for borrowing. The Company anticipates having increased borrowings under the Credit Agreement during the summer months.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $47.0 million during the nine months ended March 31, 1997. Cash decreased by $35.9 million as discussed above. Contracts receivable decreased by $5.6 million due primarily to $6.2 million in cash collections offset by $548,000 related to the amortization of the allowances for interest discount and collection costs and valuation allowance. Inventory and other current assets decreased by $2.2 million due primarily to the amortization of insurance premiums for fiscal 1997 that were paid in June 1996. Campground and resort properties decreased by a total of $3.7 million due primarily to the sale of four campgrounds, the timeshare operations at the resorts, certain other real estate at the campgrounds and resorts, and depreciation during the period. In addition, restricted cash decreased by $1.6 million resulting primarily from the release of the cash deposit securing the letter of credit obtained in connection with the CEO's employment agreement (see Note 8 to the consolidated financial statements in Item 1). These decreases were offset by a $1.9 million increase in other assets, due primarily to $3.1 million of debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill, reduced by amortization during the period.

Total liabilities decreased by $52.0 million during the nine months ended March 31, 1997. The Company's total outstanding debt decreased by $46.7 million due primarily to the retirement of $101.5 million principal amount of Secured Notes in the Restructuring, partially offset by the issuance of $40.2 million principal amount of PIK Notes, $2.4 million of PIK Notes issued in lieu of interest, and net borrowings under the Credit Agreement. Accrued interest declined by $4.5 million due to the $6.2 million of interest paid on the Secured Notes in July 1996, partially offset by $1.1 million of non-cash interest accruing on the PIK Notes for the period from January 16, 1997, through March 31, 1997. Accounts payable decreased by $2.0 million due primarily to the seasonality of the business and accrued liabilities decreased by $1.2 million due primarily to the payment of a one-time bonus to the CEO. These decreases were partially offset by deferred membership dues revenue, which increased by $2.4 million due to cash collections in excess of revenue recognized during the period.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

NET INCOME. The Company reported net income of $2.0 million or $.27 per share on revenues of $55.7 million for the nine months ended March 31, 1997, and net income of $6.2 million or $1.66 per share on revenues of $70.0 million for the same period last year. The difference between periods was due primarily to nonrecurring items, and lower gains on asset dispositions, campground operating costs, and interest expense in the current period. The results for the current period include $1.1 million of costs related to the Restructuring. The results for the prior period include a $1.4 million extraordinary gain on the repurchase of Secured Notes, $4.7 million of nonrecurring income from the reversal of certain reserves, $530,000 of nonrecurring expenses associated with a one-time bonus for the CEO, and $79,000 of costs related to the Restructuring.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the nine months ended March 31, 1997:

                                                    Nine Months Ended March 31, 1997
                                              ----------------------------------------------
                                              Campgrounds          Resorts          Total
                                              ------------      ------------    ------------
CAMPGROUND/RESORT OPERATIONS
  Membership dues...............................    $ 29,700                          $ 29,700
  Other campground/resort revenues..............      10,731          $ 2,121           12,852
  Campground ancillary expenses.................      (5,067)                           (5,067)
  Other operating expenses......................     (23,679)          (2,480)         (26,159)
                                                   ---------        ---------        ---------
Profit (loss) on campground/resort
 operations.....................................      11,685             (359)          11,326
                                                   ---------        ---------        ---------
SALES
  Memberships...................................       2,499                             2,499
  Resort interests..............................                          467              467
                                                   ---------        ---------        ---------
Total sales.....................................       2,499              467            2,966
                                                   ---------        ---------        ---------
  Selling costs.................................      (2,087)            (342)          (2,429)
  Marketing expenses............................        (953)                             (953)
                                                   ---------        ---------        ---------
Total expenses..................................      (3,040)            (342)          (3,382)
                                                   ---------        ---------        ---------

Profit (loss) on sales..........................        (541)             125             (416)
                                                   ---------        ---------        ---------
RESORT PARKS INTERNATIONAL
  Fee income....................................       3,000                             3,000
  Cost of operations............................      (1,443)                           (1,443)
                                                   ---------        ---------        ---------
RPI net contribution............................       1,557                             1,557
                                                   ---------        ---------        ---------
                                                    $ 12,701            ($234)          12,467
                                                    =========        =========       =========
  Other income..................................                                         2,720
  Corporate member services.....................                                        (1,152)
  General and administrative expenses...........                                        (7,564)
                                                                                     ---------
OPERATING INCOME BEFORE INTEREST INCOME AND
 EXPENSE,  GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS,  AND TAXES................                                         6,471
                                                                                     ---------
  Interest income...............................                                         2,875
  Interest expense and amortization of
   debt issuance costs and deferred gain........                                        (7,321)
  Gain on asset dispositions....................                                         1,581
  Restructuring costs...........................                                        (1,101)
                                                                                     ---------
 OPERATING INCOME BEFORE TAXES..................                                      $  2,505
                                                                                     =========

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the nine months ended March 31, 1996:

                                                    Nine Months Ended March 31, 1996
                                              ----------------------------------------------
                                              Campgrounds          Resorts          Total
                                              ------------      ------------    ------------
CAMPGROUND/RESORT OPERATIONS
  Membership dues.............................  $ 29,956                             $ 29,956
  Other campground/resort revenues............    11,195           $ 5,446             16,641
  Campground ancillary expenses...............    (5,681)                              (5,681)
  Operating expenses..........................   (25,612)           (5,942)           (31,554)
                                                ---------        ---------          ---------
Profit (loss) on campground/resort
 operations..................................      9,858              (496)             9,362
                                                ---------        ---------          ---------
SALES
  Memberships.................................     1,780                                1,780
  Resort interests............................                       1,018              1,018
                                                ---------        ---------          ---------
Total sales...................................     1,780             1,018              2,798
                                                ---------        ---------          ---------
  Selling costs...............................    (1,872)             (675)            (2,547)
  Marketing expenses..........................      (929)                                (929)
                                                ---------        ---------          ---------
Total expenses................................    (2,801)             (675)            (3,476)
                                                ---------        ---------          ---------
Profit (loss) on sales........................    (1,021)              343               (678)
                                                ---------        ---------          ---------
RESORT PARKS INTERNATIONAL
  Fee income..................................     3,438                                3,438
  Cost of operations..........................    (1,709)                              (1,709)
                                                ---------        ---------          ---------
RPI net contribution..........................     1,729                                1,729
                                                ---------        ---------          ---------
                                                $ 10,566             ($153)            10,413
                                                =========        =========          =========

  Other income................................                                          3,280
  Corporate member services...................                                         (1,235)
  General and administrative
   expenses...................................                                         (7,543)
                                                                                    ---------
OPERATING INCOME BEFORE INTEREST INCOME AND EXPENSE,
 GAIN ON ASSET DISPOSITIONS, RESTRUCTURING COSTS,
 NONRECURRING INCOME AND  EXPENSE,  TAXES AND
 EXTRAORDINARY ITEM...........................                                          4,915
                                                                                    ---------

  Interest income.............................                                          5,146
  Interest expense and amortization
   of debt discount and consent fees..........                                        (13,399)
  Gain on asset dispositions..................                                          4,004
  Nonrecurring income.........................                                          4,714
  Nonrecurring expenses.......................                                           (530)
  Restructuring costs.........................                                            (79)
                                                                                    ---------
OPERATING INCOME BEFORE TAXES AND
 EXTRAORDINARY ITEM...........................                                       $  4,771
                                                                                    =========

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $29.7 million for the nine months ended March 31, 1997, compared with $30.0 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members between periods, partially offset by the effect of annual dues increases.

Other campground revenues were $10.7 million for the nine months ended March 31, 1997, compared with $11.2 million for the same period last year. The related campground ancillary expenses were $5.1 million for the nine months ended March 31, 1997, compared with $5.7 million for the same period last year. The decreases in other campground revenues and the related ancillary expenses were due primarily to the closure of four campgrounds during fiscal 1996 and reductions in service levels at certain other campgrounds.

Other campground operating expenses decreased by $1.9 million to $23.7 million for the nine months ended March 31, 1997, from $25.6 million for the same period last year. This decrease resulted primarily from the operational changes made at the campgrounds in fiscal 1996, which included reducing campground management and personnel, closing and disposing of four campgrounds, and changing to seasonal operations at additional campgrounds with low usage during off-season periods.

During the balance of fiscal 1997, the Company intends to continue to evaluate its campground operations to determine the appropriate level for such operations, and it expects to implement additional cost reduction measures while its membership base continues to decline. These cost reduction measures will likely include the closure and disposition of additional campgrounds.

Campground membership sales revenue was $2.5 million for the nine months ended March 31, 1997, compared with $1.8 million for the same period last year, reflecting a significantly higher volume of sales in the current period, but at lower average prices. Sales of new campground memberships increased to 2,518 for the nine months ended March 31, 1997, from 1,834 for the nine months ended March 31, 1996, while sales of upgrade memberships increased to 1,467 for the nine months ended March 31, 1997, from 182 for the nine months ended March 31, 1996. These increases were due primarily to special promotional programs implemented during the first six months of fiscal 1997. As a result of these special promotional programs, however, sales revenue declined for the three months ended March 31, 1997, compared with the same period last year, because fewer prospects were available to attend Company sales presentations. The number of prospects declined because the Company had already contacted most of its members in connection with the special promotions during the first six months of the fiscal year. The Company presently generates sales prospects principally through member and RV dealer referrals.

The Company is working to increase the number of prospects that attend its sales presentations, which has not met the Company's expectations in fiscal 1997. In this regard, during the three months ended March 31, 1997, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs will receive a temporary membership and be invited to visit one of the Company's campgrounds. In the future, the Company intends to pursue joint marketing relationships with other companies.

Selling and marketing expenses exceeded sales revenues by $541,000 and $1.0 million for the nine months ended March 31, 1997 and 1996, respectively, due to the low volume of sales. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales in both periods which did not cover fixed costs.

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

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the nine months ended March 31, 1997, these operations produced revenues of $800,000 with related expenses (excluding certain shared administrative costs) of $701,000. This compares with revenues for the same period last year of $596,000 and related expenses (excluding certain shared administrative costs) of $547,000. The increase in revenues and expenses between periods is due to new contracts entered into in fiscal 1997.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the nine months ended March 31, 1997, RPI's operations produced a net contribution of $1.6 million, compared with $1.7 million for the same period last year. The decline in results between periods is due to lower revenues in the current period that were not completely offset by expense reductions. RPI's revenues have declined as a result of declining sales in the membership camping industry generally. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

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

The resort operations produced a negative contribution of $234,000 for the nine months ended March 31, 1997, compared with a negative contribution of $153,000 for the same period last year. The sale of the timeshare operations has significantly reduced both the revenues and expenses from the resort operations. The Company expects a negative contribution from the resort operations in the future as it continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 600 residential lots and other miscellaneous real estate. The Company presently plans to dispose of the remaining assets that it owns at the resorts over the next several years. However, there is no assurance that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

INTEREST INCOME AND EXPENSE. Interest income was $2.9 million for the nine months ended March 31, 1997, compared with $5.1 million for the same period last year. In these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $297,000 and $465,000, respectively. The $2.2 million decrease in interest income between periods was due to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and significantly lower cash balances between years.

Interest expense was $7.3 million for the nine months ended March 31, 1997, compared with $13.4 million for the same period last year. In the current period, interest expense included amortization of $1.5 million related to the debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill. The $6.1 million decrease in interest expense between periods was due to the repurchase of $7.4 million principal amount of Secured Notes in January 1996, a net $46.7 million reduction in the Company's outstanding debt resulting from the Restructuring and subsequent repayments under the Credit Agreement, a $2.5 million reduction in mortgage notes due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable.

As a result of the Restructuring, interest expense has decreased significantly for fiscal 1997 compared with fiscal 1996, due to the reduction in the total amount of debt outstanding. Moreover, since the Company is prohibited from paying cash interest on the PIK Notes until the borrowings under the Credit Agreement with Foothill are repaid, during the repayment period, a significant portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $1.6 million for the nine months ended March 31, 1997, compared with $4.0 million for the same period last year. The gain in the current period resulted primarily from the sale of three campgrounds and certain other real estate at the campgrounds and resorts. The gain in the prior period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds, and the disposition of two operating campgrounds that were abandoned. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped land and excess acreage associated with the campgrounds. however, no assurance exists that the Company will be able to locate a buyer for these assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. Other income was $2.7 million for the nine months ended March 31, 1997, compared with $3.3 million for the same period last year. The decrease in the current period was due primarily to a decrease in income from recoveries on canceled contracts and dues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $7.5 million for the nine months ended March 31, 1997 and 1996. The Company's continuing efforts to lower its administrative costs were substantially offset by higher legal costs incurred in the current period in connection with the Company's reincorporation/merger, the registration of the PIK Notes, and the formation of a new wholly owned subsidiary to provide debt collection services for third parties. Approximately $61,000 of costs were incurred as of March 31, 1997, in connection with the formation and licensing of the new subsidiary. It is too early to predict how quickly the Company might commence third party collection activities, or at what level of volume.

NONRECURRING INCOME. The Company recognized $4.7 million of nonrecurring income during the nine months ended March 31, 1996, which included $4.1 million resulting from a net reduction in the allowance for doubtful accounts related to contracts and dues receivable, and $568,000 from the reduction of a contingent liability.

NONRECURRING EXPENSES. The Company incurred $1.1 million and $79,000 of costs during the nine months ended March 31, 1997 and 1996, respectively, related to the Restructuring. In addition, at march 31, 1996, the Company accrued $530,000 of nonrecurring expense associated with a one-time bonus for the Company's CEO. See Note 8 to the consolidated financial statements included in Item 1 of Part I of this report.

EXTRAORDINARY GAIN. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET INCOME. The Company reported net income of $49,000 or $.01 per share on revenues of $16.0 million for the three months ended March 31, 1997, and net income of $8.0 million or $2.17 per share on revenues of $26.3 million for the same period last year. The difference between periods was due primarily to nonrecurring items in the prior period and lower gains on asset dispositions, campground operating costs, and interest expense in the current period. The results for the prior period included a $1.4 million extraordinary gain on the repurchase of Secured Notes, $4.7 million of nonrecurring income related to the reversal of certain reserves, $530,000 of nonrecurring costs associated with a one-time bonus for the CEO, and $79,000 of costs related to the Restructuring.

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended March 31, 1997:

                                           Three Months Ended March 31, 1997
                                           ---------------------------------
                                           Campgrounds     Resorts     Total
                                           -----------     -------    ------
CAMPGROUND/RESORT OPERATIONS
  Membership dues.........................  $ 9,783                  $ 9,783
  Other campground/resort revenues........    2,303       $  263       2,566
  Campground ancillary expenses...........   (1,076)                  (1,076)
  Other operating expenses................   (7,420)        (461)     (7,881)
                                            -------      -------     -------
Profit (loss) on campground/resort
 operations...............................    3,590         (198)      3,392
                                            -------      -------     -------
SALES
  Memberships.............................      436                      436
  Resort interests........................                   119         119
                                            -------      -------     -------
Total sales...............................      436          119         555
                                            -------      -------     -------

  Selling costs...........................     (497)        (109)       (606)
  Marketing expenses......................     (318)                    (318)
                                            -------      -------     -------
Total expenses............................     (815)        (109)       (924)
                                            -------      -------     -------
Profit (loss) on sales....................     (379)          10        (369)
                                            -------      -------     -------
RESORT PARKS INTERNATIONAL
  Fee income..............................    1,057                    1,057
  Cost of operations......................     (506)                    (506)
                                            -------      -------     -------
RPI net contribution......................      551                      551
                                            -------      -------     -------
                                            $ 3,762        ($188)      3,574
                                            =======      =======     =======

  Other income............................                               833
  Corporate member services...............                              (340)
  General and administrative expenses.....                            (2,853)
                                                                     -------

OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 RESTRUCTURING COSTS, AND TAXES...........                             1,214
                                                                     -------

  Interest income.........................                               880
  Interest expense and amortization
   of debt issuance costs and
   deferred gain..........................                            (2,243)
  Gain on asset dispositions..............                               366
                                                                     -------

OPERATING INCOME BEFORE TAXES.............                           $   217
                                                                     =======

The following table summarizes the operating results of the Company's campgrounds (including Wilderness Management), full service resorts, and RPI, excluding allocations of corporate overhead and other revenues and expenses, for the three months ended March 31, 1996:

                                           Three Months Ended March 31, 1996
                                           ---------------------------------
                                           Campgrounds     Resorts     Total
                                           -----------     -------    ------
CAMPGROUND/RESORT OPERATIONS
  Membership dues...........................  $ 9,913                  $ 9,913
  Other campground/resort revenues..........    2,136       $ 1,551      3,687
  Campground ancillary expenses.............   (1,063)                  (1,063)
  Operating expenses........................   (7,256)       (1,751)    (9,007)
                                              =======       =======    =======
Profit (loss) on campground/resort
 operations.................................    3,730          (200)     3,530
                                              -------       -------    -------
SALES
  Memberships...............................      559                      559
  Resort interests..........................                    318        318
                                              -------       -------    -------
Total sales.................................      559           318        877
                                              -------       -------    -------
  Selling costs.............................     (549)         (182)      (731)
  Marketing expenses........................     (266)                    (266)
                                              -------       -------    -------
Total expenses..............................     (815)         (182)      (997)
                                              -------       -------    -------
Profit (loss) on sales......................     (256)          136       (120)
                                              -------       -------    -------
RESORT PARKS INTERNATIONAL
  Fee income................................    1,204                    1,204
  Cost of operations........................     (536)                    (536)
                                              -------       -------    -------
RPI net contribution........................      668                      668
                                              -------       -------    -------
                                              $ 4,142          ($64)     4,078
                                              =======       =======    =======
  Other income..............................                             1,073
  Corporate member services.................                              (331)
  General and administrative
   expenses.................................                            (2,582)
                                                                       -------

OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET DISPOSITIONS,
 NONRECURRING INCOME AND EXPENSE,
 RESTRUCTURING  COSTS, TAXES AND
 EXTRAORDINARY ITEM.........................                             2,238
                                                                       -------

  Interest income...........................                             1,742
  Interest expense and amortization
   of debt discount and consent fees........                            (4,358)
  Gain on asset dispositions................                             3,086
  Nonrecurring income.......................                             4,714
  Nonrecurring expenses.....................                              (530)
  Restructuring costs.......................                               (79)
                                                                       -------
OPERATING INCOME BEFORE TAXES AND...........
 EXTRAORDINARY ITEM                                                    $ 6,813
                                                                       =======

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.8 million for the three months ended March 31, 1997, compared with $9.9 million for the same period last year. The slight decrease in dues revenue was due primarily to the net loss of campground members between periods, partially offset by the effect of annual dues increases.

Other campground revenues were $2.3 million for the three months ended March 31, 1997, compared with $2.1 million for the same period last year. The related campground ancillary expenses were approximately $1.1 million for these same periods. The increase in revenues between periods was primarily due to higher rental income from extended stay programs implemented at certain campgrounds in fiscal 1997.

Other campground operating expenses were $7.4 million for the three months ended March 31, 1997, compared with $7.3 million for the same period last year. The slight increase in expenses between periods resulted primarily from insurance credits received in the prior period and higher maintenance costs incurred in the current period.

Campground membership sales revenue was $436,000 for the three months ended March 31, 1997, compared with $559,000 for the same period last year. Sales of new campground memberships decreased to 387 during the three months ended March 31, 1997, from 456 during the three months ended March 31, 1996, while sales of upgrade memberships increased to 135 during the three months ended March 31, 1997, from 59 during the three months ended March 31, 1996. Sales revenue declined during the current period because fewer prospects were available to attend Company sales presentations. The number of prospects declined because the Company had already contacted most of its members during the first six months of the fiscal year in connection with special promotions. The Company presently generates sales prospects principally through member and RV dealer referrals.

As discussed previously, the Company is working to increase the number of prospects that attend its sales presentations, which has not met the Company's expectations in fiscal 1997. In this regard, during the current period, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of RVs. Under this marketing arrangement, purchasers of Fleetwood RVs will receive a temporary membership and be invited to visit one of the Company's campgrounds. In the future, the Company intends to pursue joint marketing relationships with other companies.

Selling and marketing expenses exceeded sales revenues by $379,000 and $256,000 for the three months ended March 31, 1997 and 1996, respectively, due to the low volume of sales. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales in both periods which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the three months ended March 31, 1997, the Company's campground management operations produced revenues of $21,000 with related expenses (excluding certain shared administrative costs) of $18,000. This compares with revenues for the same period last year of $14,000 and related expenses (excluding certain shared administrative costs) of $35,000. The improvement in results between periods is due primarily to the timing of certain expense reimbursements from the US Forest Service received in the current period. The campground management operations generally incur a loss during the third fiscal quarter due to certain fixed expenses and the seasonal closure of the campgrounds.

RESORT PARKS INTERNATIONAL. For the three months ended March 31, 1997, RPI's operations produced a net contribution of $551,000, compared with $668,000 for the same period last year. The decline in results between periods is due to lower revenues in the current period that were not completely offset by expense reductions.

RESORT OPERATIONS. For the three months ended March 31, 1997, the resort operations produced a negative contribution of $188,000, compared with a negative contribution of $64,000 for the same period last year. As discussed above, the sale of the timeshare operations has significantly reduced both the revenues and expenses from the resorts operations. The Company expects a negative contribution from the resort operations in the future as it continues its efforts to sell the remaining assets it owns at the resorts.

INTEREST INCOME AND EXPENSE. Interest income was $880,000 for the three months ended March 31, 1997, compared with $1.7 million for the same period last year. In these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $94,000 and $160,000, respectively. The $862,000 decrease in interest income between periods was due to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable and significantly lower cash balances between years.

Interest expense was $2.2 million for the three months ended March 31, 1997, compared with $4.4 million for the same period last year. In the current period, interest expense included amortization of $571,000 related to the debt issuance costs incurred in connection with obtaining the Credit Agreement with Foothill. The $2.2 million decrease in interest expense between periods was due to the repurchase of $7.4 million principal amount of Secured Notes in January 1996, a net $46.7 million reduction in the Company's outstanding debt resulting from the Restructuring and subsequent payments under the Credit Agreement, a $2.5 million reduction in mortgage notes due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable.

GAIN ON ASSET DISPOSITIONS. The Company recognized a gain on the disposition of assets of $366,000 for the three months ended March 31, 1997, compared with a gain of $3.1 million for the same period last year. The gain in the prior period resulted primarily from the sale of the common amenities at one of the full service resorts and two non-operating campgrounds. The decrease in the current period resulted primarily from the timing of asset sales.

OTHER INCOME. For the three months ended March 31, 1997, other income was $833,000 compared with $1.1 million for the same period last year. The decrease in the current period was due primarily to a decrease in income from recoveries on canceled contracts and dues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.9 million for the three months ended March 31, 1997, compared with $2.6 million for the same period last year. The increase between periods is due to higher legal fees incurred in the current period in connection with the Company's reincorporation/merger, the registration of the PIK Notes, and the formation of a new wholly owned subsidiary to provide debt collection services for third parties.

NONRECURRING INCOME. The Company recognized $4.7 million of nonrecurring income during the three months ended March 31, 1996, which included $4.1 million resulting from a net reduction in the allowance for doubtful accounts related to contracts and dues receivable, and $568,000 from the reduction of a contingent liability. See Notes 5 and 8 to the consolidated financial statements included in Item 1 of Part I of this report.

NONRECURRING EXPENSE. At March 31, 1996, the Company accrued $530,000 of nonrecurring expense associated with a one-time bonus for the CEO. See Note 8 to the consolidated financial statements included in Item 1 of Part I of this report.

EXTRAORDINARY GAIN. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on these transactions.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.


     Exhibit
     Number                                Description
     --------     -------------------------------------------------

      11.1        Statement re:  Computation of Per Share Earnings.

      27.1        Financial Data Schedule.

REPORTS ON FORM 8-K

None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THOUSAND TRAILS, INC.


Date: April 29, 1997       By: /s/ Harry J. White, Jr.
                               ----------------------
                               Harry J. White, Jr.
                               Vice President, Chief Financial Officer, and
                               Chief Accounting Officer