Form 10-K
period 1997-06-30
THOUSAND TRAILS INC /DE/
filed 1997-09-29
CIK 1024124

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended June 30, 1997

                        Commission file number 0-19743


                             THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                            75-2138671
----------------------------------                       ----------------------
 (State or other jurisdiction of                            (I.R.S. employer
  incorporation or organization)                           identification no.)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TX                           75234
---------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (972) 243-2228
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
-------------------             -----------------------------------------
     NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            VALUE $.01 PER SHARE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 19, 1997, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $12.5 million.

At September 19, 1997, there were 7,386,776 shares of Common Stock, $.01 par value, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K


                                                               Page
                                                               ----

                                     PART I

Item 1.    Business............................................  4
Item 2.    Properties.......................................... 11
Item 3.    Legal Proceedings................................... 15
Item 4.    Submission of Matters to a Vote of Security-Holders. 15

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  16
Item 6.    Selected Financial Data............................  19
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  21
Item 8.    Financial Statements and Supplementary Data........  36
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  76

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant  77
Item 11.    Executive Compensation............................  77
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management....................................  77
Item 13.    Certain Relationships and Related Transactions....  77

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...............................  78
Signature Page................................................  88

                                    PART I


ITEM 1.  BUSINESS

OVERVIEW

GENERAL. Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails"). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 55 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 120,000 members as of June 30, 1997. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 380 recreational facilities and manages 48 public campgrounds for the US Forest Service. The Company's principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234, and its telephone number is (972) 243-2228.

The Company entered the membership campground business on June 30, 1991, with the acquisition of 100% of the capital stock of National American Corporation, a Nevada corporation (collectively with its subsidiaries, "NACO") and 69% of the capital stock of Thousand Trails, Inc., a Washington corporation (collectively with its subsidiaries, "Trails"). The Company subsequently increased its ownership in Trails to 100% through a tender offer and merger and, on July 16, 1996, Trails was merged into the Company. Prior to acquiring NACO and Trails, the Company purchased contracts receivable generated by them from the sale of campground memberships on the installment basis. The Company was incorporated in 1984, NACO was incorporated in 1967, and Trails was incorporated in 1969.

On November 20, 1996, the Company, then known as USTrails, reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc. The reincorporation was effected through a merger with a newly formed wholly owned subsidiary of USTrails that was approved by USTrails' stockholders at their annual meeting.

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes that its flexible membership products give it a competitive advantage because it offers consumers the ability to choose the type of membership most suitable to their needs.

However, the Company's membership base has declined over the past five fiscal years and, accordingly, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to downsize its business while its membership base declines. In this regard, the Company will likely close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

DEBT RESTRUCTURING. On July 17, 1996, the Company consummated a restructuring of its outstanding debt (see "Liquidity and Capital Resources - Debt Restructuring" in Item 7). This restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the Company believes it can support under its downsized operations.

CAMPGROUND OPERATIONS

CAMPGROUNDS. The Company and its subsidiaries own and operate a network of 55 membership-based campgrounds located in 17 states and British Columbia, Canada. The Company owns and operates a network of 34 of these campgrounds under the Thousand Trails logo, and NACO owns and operates a network of 21 of these campgrounds under the NACO logo. The 55 campgrounds contain a total of approximately 10,200 acres and 18,400 campsites.

Members using the campgrounds may bring their own recreational vehicles ("RVs"), tents or other sleeping equipment, or rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 1997, there were approximately 77,000 campground members in the Thousand Trails system and 43,000 campground members in the NACO system. However, approximately 35% of the NACO campground members and approximately 52% of the Thousand Trails campground members possess the right to use the campgrounds in both networks. The largest percentage of campground members reside in California (approximately 37%).
Large numbers of campground members also reside in Florida, Oregon, Texas, and Washington.

Memberships provide the member's family access to the Company's network of campgrounds, but do not convey a deeded interest in the campgrounds with the exception of six campgrounds in which members received deeded undivided interests in the campground. A member also does not possess the right to use a specific campsite, trailer, or cabin, or the right to control further development or operation of a campground.

Depending upon member usage, the campgrounds are open year-round or on a seasonal basis. The campgrounds feature campsites with electrical, water, and in some cases, sewer connections for RVs, restroom and shower facilities, rental trailers or cabins, and other recreational amenities. At each campground, a manager and staff provide security, maintenance, and recreational programs that vary by location.

The Company derives other campground revenue from renting trailers, cabins, and sports equipment to members, selling food and other items to members from convenience stores located at the campgrounds, and providing the members access to laundry facilities and game machines. The Company also charges members a fee for storing recreational vehicles and providing food service.

EXISTING MEMBERSHIP. At June 30, 1997, the Company had 120,000 campground members. The majority of these members have been members for over 10 years.
The Company's membership base has declined significantly over the past five fiscal years and, net of new sales, the membership base is presently declining at the rate of approximately 6% per year. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must significantly increase its campground membership sales over current levels.

MEMBERSHIP SALES. As noted above, the majority of the Company's existing members have been members for over 10 years. The Company's membership sales declined significantly in the early 1990's due to increasing marketing costs and other factors. In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, the Company determined that it should increase its sales and marketing efforts in order to replenish its declining campground membership base, and it began selling new campground memberships on a limited basis. In May 1995, the Company introduced new membership products and significantly increased its sales and marketing efforts. In recent years, the Company has focused its membership sales efforts primarily on guests referred by existing members and customers referred by RV dealers and RV manufacturers, whom management believes are more likely to purchase memberships.

The Company's current membership products offer the consumer a choice of membership options ranging from the use of one campground to the entire system of campgrounds with prices ranging from $695 to $2,995. In addition, the membership products offer a choice of annual dues levels ranging from $329 for 30 nights of use to $1,095 for up to 365 nights of use. The member is charged a nightly fee for camping more days than are included in the dues option selected. During fiscal 1997 and 1996, the Company sold approximately 3,400 and 3,100 new memberships, respectively. The average sales price was $707 in fiscal 1997 and $779 in fiscal 1996, and the average annual dues level was $332 in fiscal 1997 and $306 in fiscal 1996. During the past two fiscal years, the Company offered financing for sales with prices of $895 or higher. The Company required a down payment of at least 25% of the sales price and would finance the balance over a period of up to 12 months. In August 1997, the Company began offering financing on certain memberships for periods of up to 36 months. The Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company.

The Company has the capacity to sell approximately 67,000 additional new campground memberships in the future, assuming the sale of ten memberships for each existing campsite. Further downsizing of the Company's business would reduce this capacity.

MARKETING. The Company's research indicates that camping is a popular and growing activity in the United States. Camping was the second largest participant sport/activity in the United States in 1995 with 23% of all households camping at least once a year. Sales of camping equipment totaled $1.5 billion annually in 1995 and 1996. In addition, although RV sales were flat in 1995 and 1996, a recent study by the University of Michigan Survey Research Center reported that RV sales revenues are expected to grow 4% annually for at least the next 10 years. Moreover, the Company believes the aging of the baby boomers will have a positive effect on sales of camping equipment and RVs, and lead to further growth in family camping. The Company's campgrounds are located in markets containing approximately 25% of all camping households in the United States.

While most campers use national or state parks, the Company believes that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. Based on the Company's research, approximately 35% of campers are "amenity" campers, whose needs match the benefits provided by the Company's campgrounds, such as pools, lodges, sport courts, and recreational activities. The Company believes the needs of amenity campers are not being met by underfunded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

DUES. The Company's campground members currently pay annual dues ranging from $100 to $1,095. The annual dues collected from campground members constitute general revenue of the Company. The Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds.

However, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company's campground members was $344 for the year ended June 30, 1997, $335 for the year ended June 30, 1996, and $329 for the year ended June 30, 1995. The increases resulted primarily from the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company's new members generally pay annual dues at a higher level than the older members retiring from the system.

The membership agreements generally permit the Company to increase annually the amount of each member's dues by either (i) the percentage increase in the consumer price index ("CPI") or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future.

MAINTENANCE AND IMPROVEMENTS. The Company's campgrounds require annual capital and maintenance expenditures, which have been deferred, in part, as a result of general cost-cutting measures. During fiscal 1997, the Company spent $4.6 million on major maintenance, repairs, and improvements at the campgrounds and anticipates that it will spend an additional $4.3 million on similar costs in fiscal 1998.

RESORT PARKS INTERNATIONAL. NACO members and holders of dual-system memberships, which permit the member to use the campgrounds in both the NACO and Thousand Trails systems, may join a reciprocal program operated by Resort Parks International, Inc. ("RPI"), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 380 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 1997, there were approximately 89,000 RPI members, of which approximately 67,000 were members of campgrounds that are not affiliated with the Company.

CAMPGROUND MANAGEMENT. During fiscal 1994, UST Wilderness Management Corporation ("Wilderness Management"), a wholly owned subsidiary of the Company, began to manage public campgrounds for the US Forest Service. As of June 30, 1997, Wilderness Management had entered into management contracts covering 48 campgrounds containing a total of 1,700 campsites. Pursuant to these contracts, Wilderness Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the US Forest Service.
These management contracts typically have terms ranging from one to five years.

RESORT OPERATIONS

Over the past several years, NACO has been selling the assets it owns at eight resorts located in seven states. NACO currently owns and operates the resort amenities at one of these locations. NACO's other interest in the resorts presently consists of approximately 580 residential lots and other miscellaneous real estate that NACO intends to sell over the next several years.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campgrounds and resorts is set forth in
Note 16 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 1997, 1996, and 1995, the Company sold certain of its real estate assets and received proceeds of $4.7 million, $7.2 million, and $1.1 million, respectively. During this three-year period, the Company sold the timeshare operations at the resorts, the country club and golf operations at certain resorts, and various other properties at the resorts. In addition, the Company sold or otherwise disposed of several campgrounds and sold excess acreage associated with certain campgrounds. Subsequent to year-end, the Company sold additional campgrounds for which it received proceeds of $4.5 million. Over the next several years, the Company intends to dispose of its remaining assets at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

Under the Credit Agreement (as amended, the "Credit Agreement"), between the Company and Foothill Capital Corporation ("Foothill"), all proceeds from asset sales must be paid to Foothill and applied to reduce outstanding borrowings under the Credit Agreement.

CONTRACTS RECEIVABLE

Prior to April 1992, the Company sold substantially all of its campground memberships and resort interests on the installment basis, creating a portfolio of contracts receivable. This portfolio has declined significantly over the past five fiscal years as the Company has collected the outstanding contracts receivable. Since April 1992, the Company has sold only a limited number of campground memberships and resort interests on an installment basis and, as a result, the portfolio of contracts receivable will continue to decline.

Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging from 9.5% to 16%, with a weighted average stated interest rate of 13% as of June 30, 1997. Monthly installment payments range from $41 to $170 over the term of the contracts receivable, which can be up to ten years. The terms of most newer contracts receivable, however, have averaged two years or less. At June 30, 1997, approximately 96% of the campground members and purchasers of resort interests had paid for their membership or resort interest in full, and the remaining outstanding contracts receivable had an average remaining term of approximately two years.

As of June 30, 1997, the Company owned contracts receivable with an aggregate principal balance of $12.4 million, consisting of $7.9 million of contracts receivable associated with the Thousand Trails campgrounds, $3.3 million of contracts receivable associated with the NACO campgrounds, $1.1 million of contracts receivable associated with the resorts, and $113,000 of contracts receivable associated with SoPac Resort Properties, Inc., a former affiliate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contracts Receivable " in Item 7.

Under the Credit Agreement between the Company and Foothill, all collections on the contracts receivable, including principal, interest, and fees, must be paid to Foothill and applied to reduce outstanding borrowings under the Credit Agreement.

SEASONALITY

The Company experiences its most significant demand for working capital between May and October of each year, which period coincides with the highest level of operating expenses. During the summer, operating expenses increase significantly because the peak usage of the campgrounds requires seasonal workers and increased maintenance and operating expenses. In addition, the majority of the Company's sales and marketing efforts occur during the spring and summer. On the other hand, most dues collection activity for campground members occurs during the months of November through April, which is a period of relatively lower expenses.

GOVERNMENT REGULATION

To operate its campgrounds, the Company must comply with major discretionary permits or approvals issued by local governments under local zoning ordinances, master plans for shoreline use, and state environmental policy statutes. The Company has complied in all material respects with the discretionary permits and approvals regulating its existing operations.

In addition, to construct improvements at its campgrounds, the Company has usually been required to obtain permits that are typically non-discretionary and routinely issued such as building and sanitary sewage permits. The Company has generally resolved problems concerning the issuance of such permits through design, operating, or engineering solutions negotiated with local government officials.

The Company's campgrounds are also subject to a variety of federal and state environmental statutes and regulations. Certain environmental issues may exist at some of the campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management believes that these issues will not have a material adverse impact on the Company's operations or financial position, as the Company has conducted environmental testing to identify and correct a number of these problems, and has removed substantially all of the underground storage tanks. The Company does not possess insurance or indemnification agreements with respect to any environmental liability that it may incur.

Most of the states in which the Company does business have laws regulating campground membership, timeshare, and lot sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market.

In some states, including California, Oregon, and Washington, laws place limitations on the ability of the owner of a campground to close the campground unless the members at the campground receive access to a comparable campground. In these states, members from campgrounds that have been closed by the Company were reassigned to other campgrounds located in the same general area as the closed campgrounds. The impact of the rights of members under these laws is uncertain and could adversely affect the implementation of, and the benefits or recoveries that may be available from, additional downsizing of the Company's business.

The government authorities regulating the Company's activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities, and revoke licenses and permits relating to business activities. The Company monitors its sales presentations and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints. The Company believes that it has conducted its sales programs and debt collection activities in substantial compliance with all applicable federal and state laws and regulations.

Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect the Company's portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges. The Company believes that it has complied in all material respects with these laws.

In certain states, as a result of government regulations and provisions in certain of the membership agreements, the Company is prohibited from selling more than 10 memberships per campsite. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company's ability to downsize by closing campgrounds and reassigning members to other campgrounds.

In a decision to which the Company was not a party, the Mississippi Supreme Court ruled that the Mississippi Timeshare Rules apply to the sale of campground memberships in Mississippi. The Company has discussed the ramifications of this decision with the Mississippi state agency responsible for the administration of these rules. The Company does not believe that the agency will require the Company to rescind any sales of campground memberships because of the decision; however, the agency has the power to do so. The Company has sold $15.9 million of campground memberships in Mississippi.

COMPETITION

There are approximately 46,000 campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 120,000 are the Company's members.

Several companies compete directly with the Company's campground operations. For example, Resorts USA, Inc., which does business as Outdoor World, sells memberships to its system of 14 campgrounds, Travel America, Inc. (formerly All Seasons Resorts, Inc. and Thousand Adventures, Inc.) sells memberships to its system of 38 campgrounds, and Leisure Time Resorts, Inc. sells memberships to its system of nine campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company's direct competitors generally offer their members reciprocal use of other campgrounds through affiliations. Over the past several years, many of the Company's direct competitors have experienced financial difficulties, and several competitors have filed for bankruptcy.

The vast majority of the campgrounds in the United States are operated for the public by Federal, state, and local governments. Although these public campgrounds are used by most campers, in recent years, many of these public campgrounds have experienced overcrowding and increased user fees. The Company's campgrounds also compete indirectly with timeshare resorts and other types of recreational land developments that do not involve camping.

The Company's campground operations compete on the basis of location and the quality of facilities and services offered at the campgrounds. The Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds (see "Marketing").

The operations of Wilderness Management compete directly with approximately five other companies in bidding for contracts to manage public campgrounds for the US Forest Service. The Company currently has contracts to manage 48 campgrounds for the US Forest Service out of a total of 760 such campgrounds operated by private companies.

Coast to Coast Resorts, RPI's primary competitor and the largest reciprocal use system, has approximately 350 affiliated campgrounds and in excess of 250,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members.

EMPLOYEES

As of June 30, 1997, the Company had 1,289 full-time equivalent employees. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.


ITEM 2.   PROPERTIES

OFFICES. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 3711 Long Beach Blvd., Suite 110, Long Beach, California 90807.

CAMPGROUNDS. The Company currently operates 55 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 13. The amenities presently available at each campground are indicated on the chart on page 14. The Company owns 54 of these campgrounds and leases the LaConner campground and a portion of the Lake Tawakoni campground. The Company has sold undivided interests to members at six of the campgrounds. Of the 55 campgrounds, 26 operate all year, 22 operate all year, but provide only limited services during the off-season, and seven operate seasonally only.

ENCUMBRANCES. The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement between the Company and Foothill. Under the Credit Agreement, Foothill has agreed to make revolving loans to the Company in the maximum amount of $12.2 million as of September 19, 1997. Total outstanding borrowings under the Credit Agreement were $8.8 million as of such date. All of the Company's subsidiaries (other than an immaterial utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Credit Agreement, and subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

NACO has also granted liens, subject to certain limitations, on substantially all of its assets to secure the repayment of its indebtedness to the Company, which totaled $28.2 million at June 30, 1997. These security interests were subordinated to the security interests securing the guarantees of the Credit Agreement. The indebtedness that these security interests secure, however, is pledged by the Company to Foothill to secure its obligations under the Credit Agreement, and these security interests have been collaterally assigned to Foothill. Furthermore, the subsidiaries of NACO each guaranteed their parent's indebtedness to the

Company and granted security interests in substantially all of their assets to secure such guarantees.

The Subsidiary Guarantors have also fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Senior Subordinated Pay-In-Kind Notes Due 2003 (the "PIK Notes") that were issued on July 17, 1996, as well as the PIK Notes issued in lieu of cash payment of interest. The PIK Notes are presently unsecured. However, upon payment in full of all of the Company's obligations under the Credit Agreement with Foothill, the PIK Notes will be secured by the same assets as then secure the Credit Agreement other than cash and cash equivalents and other assets required to secure any refinancing or replacement of the borrowings provided by the Credit Agreement for working capital purposes. This replacement credit facility may be secured by substantially all of the assets of the Company and its subsidiaries other than certain excluded assets, provided it does not exceed $10.0 million in principal amount.

One of the Thousand Trails campgrounds and two of the NACO campgrounds are also subject to mortgages in favor of the party from whom the property was purchased.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to sell or close, or a lienholder to foreclose a lien on, a campground. In certain states, these statutes permit sale, closure, or foreclosure if the holders of related memberships receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement, and any mortgages on the Company's campgrounds that are granted in the future to secure the Company's obligations under the PIK Notes, contain or will contain similar nondisturbance provisions. As a consequence, although the Company may be able to sell or close some of its campgrounds as it has done in the past, a sale or closure of significant numbers of campgrounds would likely be limited by state law or the membership contracts themselves, and foreclosure of the campground liens in such significant numbers would also likely be limited. The impact of the rights of members under these laws and nondisturbance provisions is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company or lienholder to realize recoveries from asset sales.

OTHER. The Company owns approximately 580 residential lots and other miscellaneous real estate at eight resorts located in seven states, and various other parcels of undeveloped real estate, that it intends to sell over time.

                             THOUSAND TRAILS, INC.
                                  CAMPGROUNDS



      [A MAP OF THE UNITED STATES OF AMERICA WITH PLOT POINTS DEPICTING
          THOUSAND TRAILS AND NACO CAMPGROUND LOCATIONS APPEARS HERE]



  THOUSAND TRAILS CAMPGROUNDS               NACO CAMPGROUNDS
  ---------------------------               ----------------

BRITISH COLUMBIA       TEXAS             WASHINGTON        INDIANA
----------------       -----             ----------        -------
Cultus Lake            Medina Lake       Birch Bay         Indian Lakes
                       Galveston Island  Little Diamond
WASHINGTON             Lake Conroe       Rainier           VIRGINIA
----------             Colorado River    Long Beach        --------
LaConner               Lake Whitney                        Virginia Landing
Mount Vernon           Lake Texoma       OREGON
Chehalis               Lake Tawakoni     ------            NEW JERSEY
Leavenworth                              South Jetty       ----------
                       MICHIGAN                            Chestnut Lakes
OREGON                 --------          CALIFORNIA
------                 St. Clair         ----------
Bend                                     Lake Minden
Pacific City           INDIANA           Russian River
                       -------           Snowflower
CALIFORNIA             Horseshoe Lakes   Turtle Beach
----------                               Yosemite
Donner Pass            OHIO              Windsor
Lake of the Springs    ----              Rancho Oso
Morgan Hill            Wilmington        Wilderness Lakes
San Benito             Kenissee Lake
Soledad Canyon                           TEXAS
Idyllwild              PENNSYLVANIA      ------
Pio Pico               ------------      Bay Landing
Oakzanita Springs      Hershey
Palm Springs                             MISSISSIPPI
                       VIRGINIA          -----------
NEVADA                 --------          Indian Point
------                 Lynchburg
Las Vegas              Chesapeake Bay    SOUTH CAROLINA
                                         --------------
ARIZONA                NORTH CAROLINA    Carolina Landing
-------                --------------
Verde Valley           Forest Lake       TENNESSEE
                                         ---------
FLORIDA                                  Natchez Trace
-------                                  Cherokee Landing
Orlando


------------------------------------------------------------------------------------------------------------------------------------
  CAMPGROUND                                                 FAMILY                                                       TRAILERS
FACILITIES AND      ACREAGE    RV        TENT       ADULT    CENTER/    POOL   TENNIS   ATHLETIC   VEHICLE   RESTROOMS   (SEASONAL
  AMENITIES                   SITES     SITES      LODGES   PAVILION           COURT     COURT     STORAGE    SHOWERS   AVAILABILITY
------------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
------------------------------------------------------------------------------------------------------------------------------------
Bend                   93      300        10          1        1         2       2         1           1         6           17
------------------------------------------------------------------------------------------------------------------------------------
Chehalis              306      278                    1        1         2       2         2           1         8            9
------------------------------------------------------------------------------------------------------------------------------------
Chesapeake Bay        280      373        19          1        1         2       1         1           1         4           50
------------------------------------------------------------------------------------------------------------------------------------
Colorado River        217      128                    1        1         1       1         1           1         2           10
------------------------------------------------------------------------------------------------------------------------------------
Cultus Lake            14      216        12          1        1         1       2         2           1         4            5
------------------------------------------------------------------------------------------------------------------------------------
Donner Pass           360      414         6                   1                 2         2           1         8           18
------------------------------------------------------------------------------------------------------------------------------------
Forest Lake           205      294        12          1        1         2       2         1           1         3           14
------------------------------------------------------------------------------------------------------------------------------------
Galveston Island       85      122                             1         1                 1           1         1           10
------------------------------------------------------------------------------------------------------------------------------------
Hershey               196      310                    1        1         1       1         1           1         3           38
------------------------------------------------------------------------------------------------------------------------------------
Horseshoe Lakes       202      118                             1         1       2         1           1         2           10
------------------------------------------------------------------------------------------------------------------------------------
Idyllwild             181      287        38          1        1         1                 3           1         6           35
------------------------------------------------------------------------------------------------------------------------------------
Kenisee Lake          159      110        10                   1         1                 1           1         2            8
------------------------------------------------------------------------------------------------------------------------------------
LaConner              106      313                    1        1                           1           1         6           18
------------------------------------------------------------------------------------------------------------------------------------
Lake Conroe           130      285                    1        1         1       2         2           1         4           25
------------------------------------------------------------------------------------------------------------------------------------
Lake Of The Springs   176      541        12          1        1         1       1         2           1        12           25
------------------------------------------------------------------------------------------------------------------------------------
Lake Tawakoni         300      318         1          1        1         2                 1           1         5           30
------------------------------------------------------------------------------------------------------------------------------------
Lake Texoma           198      319         2          1        1         2                 1           1         6           34
------------------------------------------------------------------------------------------------------------------------------------
Lake Whitney          253      244         3          1        1         2       1         1           1         5           22
------------------------------------------------------------------------------------------------------------------------------------
Las Vegas              11      217         2                   1         1                 2           1         3           10
------------------------------------------------------------------------------------------------------------------------------------
Leavenworth           279      275                    1        1         2       4         2           1         8            7
------------------------------------------------------------------------------------------------------------------------------------
Lynchburg             150      223                    1        1         1       2         6           1         5           20
------------------------------------------------------------------------------------------------------------------------------------
Medina Lake           260      387                    1        1         1                 1           1         4           34
------------------------------------------------------------------------------------------------------------------------------------
Morgan Hill            62      317        28          1        1         1       1         1           1         7           27
------------------------------------------------------------------------------------------------------------------------------------
Mount Vernon          185      248         3          1        1         1                 1           1         6            4
------------------------------------------------------------------------------------------------------------------------------------
Oakzanita Springs     148      135        30          1        1         1                 1           1         2           15
------------------------------------------------------------------------------------------------------------------------------------
Orlando               269      734                    1        1         2       2                     1         7           30
------------------------------------------------------------------------------------------------------------------------------------
Pacific City          105      305         1          1        1         1                 2           1         5           16
------------------------------------------------------------------------------------------------------------------------------------
Palm Springs           28      392                    1        1         1                 1           1         4           24
------------------------------------------------------------------------------------------------------------------------------------
Pio Pico              182      500        12          1        1         2                 5           3         8           20
------------------------------------------------------------------------------------------------------------------------------------
San Benito            200      517        51          1        1         2                 1           1         7           32
------------------------------------------------------------------------------------------------------------------------------------
Soledad Canyon        230      809         9          1        1         2       2         3           1        14           45
------------------------------------------------------------------------------------------------------------------------------------
Saint Clair           110       96         8          1        1         1                             1         3           13
------------------------------------------------------------------------------------------------------------------------------------
Verde Valley          300      333         6                   2         1                 1           2         3           12
------------------------------------------------------------------------------------------------------------------------------------
Wilmington            109      125                    1        1         1       1         2           1         2           10
------------------------------------------------------------------------------------------------------------------------------------
NACO
------------------------------------------------------------------------------------------------------------------------------------
Bay Landing           305      257                             1         1                 1           1         2           24
------------------------------------------------------------------------------------------------------------------------------------
Birch Bay              30      215         8          1        1         1                             1         3            8
------------------------------------------------------------------------------------------------------------------------------------
Carolina Landing      119      193                             1         2       2         1           1         4
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Landing       55      341                             1         1       1         1           1         3
------------------------------------------------------------------------------------------------------------------------------------
Chestnut Lake          31      179                    1        1         1                             1         1           23
------------------------------------------------------------------------------------------------------------------------------------
Indian Lakes          545     1088        50          2        1         3       2         2           1         5           12
------------------------------------------------------------------------------------------------------------------------------------
Indian Point           11      157                             1         2                             1         2            3
------------------------------------------------------------------------------------------------------------------------------------
Lake Minden            97      162       161          1        1                           1           1         3           13
------------------------------------------------------------------------------------------------------------------------------------
Little Diamond        200      541       100          1        4         1                 1           1         5            4
------------------------------------------------------------------------------------------------------------------------------------
Long Beach             17      120        20                   1         1                             1         2            6
------------------------------------------------------------------------------------------------------------------------------------
Natchez Trace         623      561                             1         2       1                     1         5
------------------------------------------------------------------------------------------------------------------------------------
Rainier               107      609       300                   1         1                 1           1        10            9
------------------------------------------------------------------------------------------------------------------------------------
Rancho Oso            310      219        50          1        1         1       1                     1         3           25
------------------------------------------------------------------------------------------------------------------------------------
Russian River          42      125        30                   1                                                 4            7
------------------------------------------------------------------------------------------------------------------------------------
Snowflower            720      248        10                             1                             1        11            7
------------------------------------------------------------------------------------------------------------------------------------
South Jetty            60      162        10          1        1         1                             1         5           18
------------------------------------------------------------------------------------------------------------------------------------
Turtle Beach           39       72       120                                                           1         2            6
------------------------------------------------------------------------------------------------------------------------------------
Virginia Landing      339      262                             1         1                             1         3           10
------------------------------------------------------------------------------------------------------------------------------------
Wilderness Lakes       74      523         5          1        1         2       1         1           1         8           34
------------------------------------------------------------------------------------------------------------------------------------
Windsor                17       95        25                   1         1                             1         1            8
------------------------------------------------------------------------------------------------------------------------------------
Yosemite Lakes        387      379       131                   1                           1           1         8           33
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CAMPGROUND                    CHILDREN'S                                                 BOAT
FACILITY AND        HORSESHOE   PLAY     TRADING  MINIATURE SHUFFLE                     LAUNCH/    LAUNDRY    CABINS/
AMENITIES             PITS      AREA      POST      GOLF     BOARD     SPA  VOLLEYBALL  MARINA     FACILITY   LODGING
------------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
------------------------------------------------------------------------------------------------------------------------------------
Bend                    4        2         1          1        1                1                      1         7
------------------------------------------------------------------------------------------------------------------------------------
Chehalis                7        1         1          1        1         1      1                      1         1
------------------------------------------------------------------------------------------------------------------------------------
Chesapeake Bay          6        3         1          1        2         1      1          1           1        18
------------------------------------------------------------------------------------------------------------------------------------
Colorado River          4        2         1          1        1         1      2          1           1
------------------------------------------------------------------------------------------------------------------------------------
Cultus Lake             2        2         1                   2                1                      1
------------------------------------------------------------------------------------------------------------------------------------
Donner Pass             6        2         1                   8         1      1                      1         6
------------------------------------------------------------------------------------------------------------------------------------
Forest Lake             4        2         1          1        2         2      1                      1        18
------------------------------------------------------------------------------------------------------------------------------------
Galveston Island        2        1         1                                    1
------------------------------------------------------------------------------------------------------------------------------------
Hershey                 4        1                    1                  1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Horseshoe Lakes         4       10                    1        2                1                      1
------------------------------------------------------------------------------------------------------------------------------------
Idyllwild               4        3         1          1        2                1                      3         4
------------------------------------------------------------------------------------------------------------------------------------
Kenisee Lake            2        2                    1        1         1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
LaConner                6        3         1          1        3         1      1          1           1        17
------------------------------------------------------------------------------------------------------------------------------------
Lake Conroe             8        2         1          1        2         1      2          1           2
------------------------------------------------------------------------------------------------------------------------------------
Lake Of The Springs     8        3         1          1        1                1          1           1
------------------------------------------------------------------------------------------------------------------------------------
Lake Tawakoni           8        2         1          1        8         2      2          1           1
------------------------------------------------------------------------------------------------------------------------------------
Lake Texoma             6        2         1          1        2         2      1          1           1        18
------------------------------------------------------------------------------------------------------------------------------------
Lake Whitney            8        2         1          1        2         1      2                      1
------------------------------------------------------------------------------------------------------------------------------------
Las Vegas               2        1         1                   1         1                             3
------------------------------------------------------------------------------------------------------------------------------------
Leavenworth             5        2         1          1        4                1                      2         8
------------------------------------------------------------------------------------------------------------------------------------
Lynchburg               7        2         1          1        2         1      2                      1
------------------------------------------------------------------------------------------------------------------------------------
Medina Lake             4        3         1          1        4         1      2          1           1
------------------------------------------------------------------------------------------------------------------------------------
Morgan Hill             4        3         1          1        4                1                      1
------------------------------------------------------------------------------------------------------------------------------------
Mount Vernon            4        2         1          1        1         1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Oakzanita Springs       4        3         1          1        2         1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Orlando                 6        2         1          1       16         1      1          1           4
------------------------------------------------------------------------------------------------------------------------------------
Pacific City           12        2         1          1        1                1                      1         4
------------------------------------------------------------------------------------------------------------------------------------
Palm Springs            4                  1                   2         1                             3
------------------------------------------------------------------------------------------------------------------------------------
Pio Pico               12        3         1          1        8         2      2                      2
------------------------------------------------------------------------------------------------------------------------------------
San Benito              4        4         1          1        6         2      2                      1
------------------------------------------------------------------------------------------------------------------------------------
Soledad Canyon         13        7         1          1        8         1      4                      1
------------------------------------------------------------------------------------------------------------------------------------
Saint Clair             2        2         1          1        1                1          1           2
------------------------------------------------------------------------------------------------------------------------------------
Verde Valley            8        3         1                   2         1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Wilmington              2        2         1                   2         1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
NACO
------------------------------------------------------------------------------------------------------------------------------------
Bay Landing             6        1         1          1        4                1          1           1        34
------------------------------------------------------------------------------------------------------------------------------------
Birch Bay               2        1         1                                    1                      1
------------------------------------------------------------------------------------------------------------------------------------
Carolina Landing        4        1         1          1                         1                      1        18
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Landing        3        1         1          1        2                1                      1        30
------------------------------------------------------------------------------------------------------------------------------------
Chestnut Lake           2        1         1          1        2                1                      1
------------------------------------------------------------------------------------------------------------------------------------
Indian Lakes            8        3         1          1        2                3          1           3        54
------------------------------------------------------------------------------------------------------------------------------------
Indian Point            1        1         1          1                         1          1           1        16
------------------------------------------------------------------------------------------------------------------------------------
Lake Minden             2        1         1                                    1                      1
------------------------------------------------------------------------------------------------------------------------------------
Little Diamond          3        3         1                             2      2          1           1         1
------------------------------------------------------------------------------------------------------------------------------------
Long Beach              2        2         1                             1                             1
------------------------------------------------------------------------------------------------------------------------------------
Natchez Trace           1        4         1          1                         1          1           1        58
------------------------------------------------------------------------------------------------------------------------------------
Rainier                 8        2         1                             1      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Rancho Oso              4        1         1                             1      2                      2
------------------------------------------------------------------------------------------------------------------------------------
Russian River           2                                                       1                      1
------------------------------------------------------------------------------------------------------------------------------------
Snowflower              3                  1                   2                1                      1         4
------------------------------------------------------------------------------------------------------------------------------------
South Jetty             3        1         1                             2      1                      1
------------------------------------------------------------------------------------------------------------------------------------
Turtle Beach            2        1         1                                    1          1           1
------------------------------------------------------------------------------------------------------------------------------------
Virginia Landing        2        2         1          1        2                1          1           1        19
------------------------------------------------------------------------------------------------------------------------------------
Wilderness Lakes        6        2         1          1        3         3      1                      4
------------------------------------------------------------------------------------------------------------------------------------
Windsor                 3        1                             1                                       1
------------------------------------------------------------------------------------------------------------------------------------
Yosemite Lakes          4        1         1          1        1                1                      2        32
------------------------------------------------------------------------------------------------------------------------------------

ITEM 3.   LEGAL PROCEEDINGS

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
-------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, the plaintiffs allege that the Company's campgrounds in California fail to comply with the Americans with Disabilities Act and related California statutes (collectively, the "ADA"). On July 23, 1997, the Court certified a class of plaintiffs and tentatively approved a settlement agreement between the Company and representatives of the class. The settlement agreement requires the Company to bring its campgrounds in California into compliance with the ADA by spending $75,000 on such campgrounds every 18 months until they comply fully with the ADA. The settlement agreement also requires the Company to pay $10,500 to the individual representative of the class of plaintiffs, $10,000 to a disability rights foundation, and $39,500 to the plaintiffs' attorneys. The settlement agreement is not binding on the parties until it is approved by the Court following a "fairness" hearing, which is tentatively scheduled to be held on November 4, 1997. Assuming it is approved by the Court, management does not believe that the settlement agreement will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

REINCORPORATION MERGER. On November 20, 1996, the Company, then known as USTrails, reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc. The reincorporation was effected through a merger (the "Merger") with a newly formed wholly owned subsidiary of USTrails that was approved by USTrails' stockholders at their annual meeting. In the Merger, each share of USTrails common stock, par value $.01 per share ("USTrails Common Stock"), outstanding prior to the Merger was converted into one share of the Company's common stock, par value $.01 per share ("Common Stock"), and each outstanding stock option, warrant, or other right to purchase or receive USTrails Common Stock was converted into a similar stock option, warrant, or other right to acquire Common Stock. The principal purposes of the Merger were to implement the transfer restrictions described below and to change the Company's state of incorporation to Delaware.

MARKET AND TRADING. From 1992 through November 20, 1996, the USTrails Common Stock was publicly traded in the over-the-counter market under the symbol USTQ. Since the Merger on November 20, 1996, the Common Stock has been publicly traded in the over-the-counter market under the symbol TRLS. As the Common Stock does not trade every day and the trading volume is often small, the Common Stock may not be deemed to be traded in an established public trading market. The following chart and table set forth for the fiscal periods indicated, the high and low bid quotations as quoted through the NASD OTC Bulletin Board and the National Quotation Bureau's Pink Sheets. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



      [A CHART WITH PLOT POINTS DEPICTING THE HIGH AND LOW BID QUOTATIONS FOR EACH OF THE FOUR FISCAL QUARTERS OF 1996 AND 1997 APPEARS HERE]





                                        High Bid  Low Bid
                                        --------  -------
        1996:   First Quarter               5/8      1/4
                Second Quarter              5/8      1/4
                Third Quarter               3/4      1/4
                Fourth Quarter              5/8      1/4

        1997:   First Quarter             1 1/8      1/2
                Second Quarter           1 5/16    15/16
                Third Quarter           1 31/32   1 5/16
                Fourth Quarter           2 7/16    1 3/4


As of September 19, 1997, the Company's Common Stock was held by 118 holders of record. Moreover, security position listings available to the Company listed approximately 700 beneficial holders of Common Stock.

ABSENCE OF DIVIDENDS. Since inception, the Company has not paid any dividends. The Credit Agreement with Foothill prohibits the payment of any cash dividends on the Common Stock, without the consent of Foothill, until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the PIK Notes prohibits the payment of any cash dividends on the Common Stock until the PIK Notes are repaid.

TRANSFER RESTRICTIONS. The Company's Common Stock is subject to transfer restrictions designed to avoid an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended ("the Code").
These transfer restrictions are designed to help assure that the Company's substantial net operating loss carryforwards ("NOLs"), which are estimated to total $47.9 million at June 30, 1997, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

Such restrictions are set forth in Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the Board of Directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

Generally, the transfer restrictions contain several exceptions. For example, the restrictions will not prevent a transfer if, in the determination of the Board of Directors of the Company, the transfer does not result in any greater aggregate increase in Common Stock ownership by 5% shareholders. Also, the restrictions will not prevent a transfer if the purported transferee obtains the approval of the Board of Directors of the Company, which approval shall be granted or withheld in the sole and absolute discretion of the Board of Directors, after considering all facts and circumstances including, but not limited to, future events deemed by the Board of Directors to be relevant. Finally, the transfer restrictions only apply with respect to the amount of Common Stock purportedly transferred in excess of the threshold established in the transfer restrictions.

These transfer restrictions (i) may have the effect of impeding the attempt of a person or entity to acquire a significant or controlling interest in the Company, (ii) may render it more difficult to effect a merger or similar transaction even if such transaction is favored by a majority of the stockholders, and (iii) may serve to make a change in management more difficult. The purpose of the transfer restrictions is to preserve tax benefits, however, not to insulate the Company or management from change. The Company believes the tax benefits of the transfer restrictions outweigh any anti-takeover effect they may have.

The application of these transfer restrictions to any particular stockholder will depend on the stockholder's ownership of Common Stock, determined after applying numerous attribution rules prescribed by the Code and related regulations, and will also depend on the history of trading of the Common Stock. As a result, stockholders are urged to consult their tax advisors with respect to any planned purchase or sale of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES. On July 17, 1996, the Company consummated a restructuring (the "Restructuring") of its 12% Secured Notes due 1998 (the "Secured Notes") whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. As part of the Restructuring, the Company issued $40,218,000 principal amount of PIK Notes and 3,680,550 shares of Common Stock, and paid $32,716,000 in cash, plus accrued interest on the Secured Notes, in exchange for $81,790,000 in principal amount of Secured Notes. The PIK Notes and Common Stock were acquired by exchanging Secured Noteholders, all of whom confirmed their status as "accredited investors," in an exchange that met the requirements of Rule 506 under Regulation D under the Securities Act of 1933, as amended. The PIK Notes were guaranteed by the Subsidiary Guarantors. On January 15, 1997, the Company issued to the holders of the PIK Notes an additional $2.4 million principal amount of PIK Notes as interest.

At the time of the Restructuring, the Company agreed to file registration statements with respect to the resale by exchanging Secured Noteholders of the Common Stock and PIK Notes received by them in the Restructuring. The Common Stock was registered in October 1996 in connection with the Company's reincorporation merger. The resale of the PIK Notes is covered by a registration statement in which a majority of the exchanging Secured Noteholders are participating.

ITEM 6.   SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)


The following historical Selected Financial Data has been restated for all periods presented because the Company has changed its accounting method to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see Note 1 to the consolidated financial statements included in Item 8).

                                                          For the year ended June 30,
                                            --------------------------------------------------------
                                              1997        1996        1995        1994        1993
                                            --------    --------    --------    -------     --------
                                                       (Restated)  (Restated)  (Restated)  (Restated)
STATEMENT OF OPERATIONS DATA:
  Total revenue                             $ 78,413    $ 91,022    $ 91,392    $101,697    $ 97,620
  Campground membership dues                  39,945      39,924      41,175      43,200      39,555
  Other campground/resort revenues            17,906      22,288      23,506      23,524      26,856
  Membership and resort interest sales         3,477       3,013       4,074       4,750       3,858
  Interest income                              3,726       6,756       9,935      12,202      16,345
  Interest expense                             9,084      17,693      20,960      21,446      22,249
  Income (loss) from operations before
  taxes, minority interest and
  Extraordinary item                           7,169        (240)    (11,573)     (5,338)    (10,124)
  Extraordinary gain on debt repurchases           -       1,390           -         671       2,507
  Net income (loss)                            6,799       1,109     (11,828)     (5,417)     (7,925)
  Dividends paid (1)                               -           -           -           -           -
  Earnings (loss) per share data (2):
  Income (loss) before extraordinary item        .89        (.08)      (3.19)      (1.64)      (2.82)
  Extraordinary item                               -         .38           -         .18         .68
  Net income (loss)                              .89         .30       (3.19)      (1.46)      (2.14)
  Weighted average shares                      7,658       3,703       3,703       3,703       3,702

BALANCE SHEET DATA:
    (AT END OF YEAR)
  Cash and cash equivalents (3)                1,343      37,403      50,596      50,596      44,359
  Receivables, net                             7,517      13,219      18,698      32,585      57,731
  Campground properties                       42,764      46,309      51,960      49,761      48,359
  Resort properties                            1,530       2,902       5,736       6,612      11,252
  Total assets                                63,302     111,631     137,517     149,546     171,595
  PIK Notes, including deferred gain          29,393           -           -           -           -
  Borrowings under Credit Agreement           14,097           -           -           -           -
  Secured Notes, net of discount                   -      94,350     115,490     110,854     115,389
  Other notes payable                            604       1,102       4,753       5,503       7,558
  Stockholders' equity (deficit)             (22,168)    (31,952)    (33,054)    (21,240)    (15,750)

STATISTICAL DATA:
    (AT END OF YEAR)
  Number of operating campgrounds                 55          58          60          62          65
  Number of campsites                         18,400      19,300      19,400      20,000      20,400
  Number of members                          120,000     128,000     136,000     149,000     157,000
  Average annual dues per member            $    344    $    335    $    329    $    315    $    290
  Average cost per camper night               $18.13      $18.03      $19.69    $  18.36    $  17.29


                                  (continued)

(continued)

FOOTNOTES

(1) During the periods presented, the Company has been prohibited from paying any cash dividends by the indentures governing its Secured Notes and PIK Notes and the Credit Agreement with Foothill.

(2) As part of a restructuring of the Company, on July 17, 1996, the Company issued 3,680,550 additional shares of Common Stock, which represent approximately 50% of the shares of Common stock currently outstanding.

(3) During the periods presented, the Company has generally been required to deposit its cash, other than that required for operations, in accounts that were pledged for the benefit of the holders of the Secured Notes or, after July 17, 1996, for the benefit of Foothill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies and plans for periods after June 30, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies and plans for future periods may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

CHANGE IN ACCOUNTING METHOD

Subsequent to year-end, the Staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the consolidated financial statements included in Item 8 have been restated from those originally reported to reflect this change in accounting method (see Note 1 to the consolidated financial statements included in Item 8). The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. During fiscal 1996, the Company stabilized its operations, which it had been seeking to accomplish for several years. In fiscal 1997, the Company achieved a positive contribution from operations of $8.2 million, an improvement over the $4.1 million achieved in fiscal 1996 (as restated). For this purpose, the contribution from operations is defined as operating income (loss) before interest income and expense, gain on asset dispositions, restructuring costs, nonrecurring income and expenses, taxes, and extraordinary item. See the table on page 29 for the elements of the contribution from operations and the Company's operating income (loss) before taxes and extraordinary item for the historical periods presented.

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes that its flexible membership products give it a competitive advantage because they offer consumers the ability to choose the type of membership most suitable to their needs.

However, the Company's membership base has declined over the past five fiscal years. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to downsize its business while its membership base declines. In this regard, the Company will likely close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

DEBT RESTRUCTURING. On July 17, 1996, the Company consummated the Restructuring of the Secured Notes whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. The Restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the Company believes it can support under its downsized operations. The Secured Notes were issued in the Company's 1991 bankruptcy reorganization and in a 1992 restructuring of a subsidiary's debt.

In the Restructuring, the Company purchased $10,070,000 in aggregate principal amount of Secured Notes pursuant to a tender offer for $780 per $1,000 principal amount, and exchanged $81,790,000 in aggregate principal amount of Secured Notes pursuant to a private exchange offer for, in each case per $1,000 in principal amount: $400 in cash, $492 in principal amount of PIK Notes, and 45 shares of Common Stock. The remaining $9,598,000 in aggregate principal amount of Secured Notes were redeemed at 100% of principal amount, plus accrued interest. In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill.

CASH. On June 30, 1997, the Company had approximately $1.3 million of cash and cash equivalents, a decrease of $36.1 million during fiscal 1997. The Company's cash declined primarily because $28.6 million was used to retire Secured Notes and pay legal and other costs related to the Restructuring (including accrued interest), and $30.5 million was used to repay borrowings under the Credit Agreement with Foothill. See Borrowings. These expenditures were partially offset by proceeds of $4.7 million from the sale of assets, and $12.6 million provided by operating activities.

In the Restructuring, $50.2 million of cash was paid to the holders of the Secured Notes as full or partial consideration for the retirement of the Secured Notes, and $6.2 million of cash was paid to the holders of the Secured Notes for the semi-annual interest due July 15, 1996, and additional interest through the date of the Restructuring. In addition, $1.1 million of cash was used to pay the costs of the Restructuring, and $3.1 million of cash was used to pay the costs of obtaining the Credit Agreement with Foothill. The Company funded these cash payments with $28.6 million of its cash and $32.0 million of new borrowings under the Credit Agreement with Foothill.

On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes in a Dutch auction for a total cost of $12.6 million, which the Company funded through borrowings in that amount under the Credit Agreement with Foothill.

The Company's principal sources of operating cash for the year were $11.4 million in principal and interest collections on contracts receivable and invested cash, and $65.9 million in dues collections and other campground revenues. Principal uses of operating cash for fiscal 1997 consisted of $40.9 million in operating expenses, $14.1 million in general and administrative expenses (including corporate member services and restructuring costs), $4.5 million in sales and marketing expenses, $1.7 million in insurance premiums, and $8.1 million in interest payments, $6.2 million of which related to the Secured Notes that were retired in the Restructuring. During fiscal 1997, the Company also spent $1.0 million on capital expenditures and HUD-related improvements, and made $384,000 in principal payments on mortgages and other notes.

Under the Credit Agreement with Foothill, as of June 30, 1997, the Company had an outstanding term loan totaling $28,000 and a revolving loan in the maximum amount of $19.3 million, of which $14.1 million was outstanding and $5.2 million was available for borrowing. Under the Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999.

As of September 19, 1997, the outstanding loans under the Credit Agreement had been reduced to a total of $8.8 million, and $3.4 million was available for borrowing. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the revolving loan will be adequate for the Company's operating and other cash requirements during the remaining term of the Credit Agreement. All cash held by the Company and its wholly owned subsidiaries is generally deposited in accounts that are controlled by and pledged to Foothill.

CONTRACTS RECEIVABLE. As of June 30, 1997, the Company on a consolidated basis owned $12.4 million of contracts receivable related to the sale of campground memberships and resort interests. See "Contracts Receivable" in Item 1.
Because of low interest rates available in the marketplace during fiscal 1997, 1996, and 1995, some members chose to prepay their accounts, and the Company received principal payments of $1.6 million, $2.5 million, and $3.3 million, respectively, in excess of scheduled payments. The Company may continue to experience such prepayments in the future, although at a decreasing rate as the contracts receivable portfolio continues to decline.

Allowance for Doubtful Accounts
-------------------------------
The Company's allowance for doubtful accounts was 31% of gross contracts receivable at June 30, 1997, compared with 30% of gross contracts receivable at June 30, 1996, and 39% at June 30, 1995. The overall cancellation rate as a percentage of gross contracts receivable was 7% for fiscal 1997, compared with 8% for fiscal 1996 and 1995. In fiscal 1997, 1996, and 1995, the Company reduced the allowance for doubtful accounts on the contracts receivable by $1.2 million, $5.1 million, and $457,000, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Other Allowances
----------------
In connection with the purchase of NACO and Trails, the Company recorded an allowance for interest discount of $3.9 million to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. Additionally, in connection with the purchase of NACO and Trails and the Company's bankruptcy reorganization in 1991, the Company recorded an allowance of $7.5 million for future collection costs, which is being applied to reduce future general and administrative expenses. In fiscal 1995, the Company reduced the allowance for future collection costs related to the contracts receivable by $540,000 more than the scheduled amortization amount because the estimated cost to collect the remaining contracts receivable was less than the amount estimated when the allowance was recorded. The allowance is continuing to be amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio.

Repurchase of Receivables Owned by Third Party
----------------------------------------------
On March 22, 1995, the Company purchased $3.0 million of contracts receivable from a third party, effective as of June 30, 1994, for $1.6 million. The Company received contracts receivable with a gross balance of $2.0 million and $1.0 million in cash representing principal and interest collections on the contracts receivable from July 1, 1994 to March 22, 1995. The Company recorded the $2.0 million gross balance of the contracts receivable net of an allowance for doubtful accounts of $523,000 and a valuation allowance of $550,000. The valuation allowance is being amortized over the remaining term of the contracts receivable.

These contracts receivable had previously been sold by NACO to the third party. In connection with this sale, a portion of the purchase price was withheld as a dealer holdback against which the purchaser could offset canceled and delinquent contracts receivable. As of March 22, 1995, the canceled and delinquent contracts receivable charged against the dealer holdback had consumed it and a deficiency of $2.7 million existed. Although the Company took the position that it was not liable for the deficiency based upon the terms of certain agreements and releases with the third party, the Company had recorded a contingent liability for the amount of the deficiency. When the Company repurchased the contracts receivable, this contingent liability was released, and the Company reversed the $2.7 million recorded liability.

Changes in Receivables
----------------------
The net balance of contracts receivable decreased by $5.7 million during fiscal 1997, due primarily to $8.0 million in cash collections on contracts receivable, offset by a reduction of $1.2 million in the allowance for doubtful accounts, new financed sales, and scheduled amortization of the allowances for interest discount, collection costs, and valuation discount.

CAMPGROUND AND RESORT PROPERTIES. The Company's campground properties consist of land, buildings, and other equipment used in administration and operations as well as land held for sale. Campground properties decreased by $3.5 million in fiscal 1997, primarily as a result of the sale of several campgrounds and certain other real estate, and depreciation on property and equipment.

The Company's campgrounds require annual capital and maintenance expenditures, a portion of which has been deferred. During fiscal 1997 and 1996, the Company spent $4.6 million and $4.0 million, respectively, on major maintenance, repairs, and improvements at the campgrounds.

During the periods presented, the Company's resort properties consisted of timeshare and lot inventory, buildings and equipment used in operations, and land held for sale. Resort properties decreased by $1.4 million in fiscal 1997, due primarily to the sale of the timeshare operations at the resorts, the golf operations at one of the resorts, excess acreage and buildings at certain resorts, and lots in the normal course of business. Over the past several years, the Company has been selling the assets it owns at the resorts.

At June 30, 1997, the Company had obligations to spend $2.8 million in connection with reports that it filed with the Department of Housing and Urban Development ("HUD"). Although certain of these HUD obligations remain substantially incomplete, during fiscal 1997 and 1996, the Company spent $212,000 and $300,000, respectively, in fulfilling these obligations. A person who purchased a lot when a particular HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with the Company and could seek damages from the Company or rescission of the lot purchase. Approximately 1,400 persons purchased lots from the Company when the HUD reports in effect described improvements that the Company has not yet constructed. An insignificant number of persons have asserted claims against the Company for the failure to make these improvements.

BORROWINGS. On June 30, 1997, the Company had outstanding $44.1 million of debt, which consisted of $14.1 million of borrowings under the Credit Agreement, $29.2 million principal amount of PIK Notes plus a deferred gain of $180,000, and $604,000 in outstanding mortgages and other notes.

On June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes which were retired in full on July 17, 1996, in the Restructuring for a combination of cash, PIK Notes, and Common Stock (see "Debt Restructuring" above). The Restructuring was accounted for as a Troubled Debt Restructuring, whereby the restructured debt was recorded at the carrying value of the old debt, and no gain or loss was recorded on the transaction.

Credit Agreement with Foothill
------------------------------
In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time could not exceed $35.0 million. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement.

On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which significantly modified its original terms. The amendment reduced the maximum availability under the revolving portion of the Credit Agreement to $20.0 million, decreased the interest rate payable thereunder from prime plus 2 3/4% per annum to prime plus 1 1/2% per annum, and reduced or eliminated certain fees. The amendment also permitted the Company to borrow up to $12.0 million to repurchase the principal amount of PIK Notes, and up to $750,000 to pay accrued interest on the PIK Notes repurchased. Because of the substantial modifications made to the original Credit Agreement, the amendment of the Credit Agreement was accounted for as an extinguishment of debt and the remaining unamortized balance of the original debt issue costs of $1.3 million was charged to expense.

The Company must use all collections of principal and interest on the contracts receivable, which are estimated to be $4.7 million in fiscal 1998, and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The remaining borrowings under the Credit Agreement must be paid in full on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

PIK Notes
---------
In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001 and mature on July 15, 2003 without earlier scheduled principal payments. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes as interest.

On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. The Company made these repurchases at an average price of $897 per $1,000 of principal amount in a Dutch auction available to all holders of PIK Notes. A gain of $1.2 million was recognized on this transaction. At June 30, 1997, a total of $29.2 million principal amount of PIK Notes were outstanding.

The Indenture for the PIK Notes provides holders of PIK Notes with the right to have their notes repurchased at 101% of principal amount, plus interest, in the event of a Change of Control (as defined). The Indenture also requires the Company to apply certain asset sale proceeds to the retirement of the PIK Notes in certain circumstances, subject to the rights of Foothill to repayment in connection with asset sales. The Indenture does not contain financial covenants, but it does prohibit the Company from borrowing from other sources in significant amounts except for the Credit Agreement with Foothill, a $10.0 million replacement working capital facility, and equipment purchases.

The Company is not permitted to pay cash interest on the PIK Notes until the borrowings under the Credit Agreement are repaid in full. As a result, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually, at least until the borrowings under the Credit Agreement are repaid in full. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also decrease the rate at which the Company is able to retire its total debt outstanding.

All of the Company's debt and equity interests in the Subsidiary Guarantors has been pledged by the Company to secure its obligations under the Credit Agreement. In the event of a default and foreclosure under the Credit Agreement, distributions from, and the assets of, the Subsidiary Guarantors may not be available to satisfy other obligations of the Company, including the obligations of the Company to the holders of the PIK Notes.

DEFERRED REVENUES AND EXPENSES. Deferred revenues of $23.6 million and $23.4 million at June 30, 1997 and 1996, respectively, include $15.6 million and $15.9 million, respectively, of membership dues collections which relate to future periods, $6.3 million and $5.8 million, respectively, of campground membership sales revenues to be recognized in future periods, and other deferred revenues related primarily to the resort operations. Deferred membership selling expenses of $1.4 million and $1.2 million at June 30, 1997 and 1996, respectively, represent incremental direct selling costs to be recognized in future periods.

SELF INSURANCE. The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $2.0 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million and $1.6 million at June 30, 1997 and 1996, respectively. This liability is determined based on actuarial estimates.

The medical and dental benefits provided to the Company's employees under the Company's employee benefit plans (collectively, the "Plans") are funded primarily through employer and employee contributions. In addition, the Company has purchased a stop loss insurance policy which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated future claims of $1.4 million and $1.8 million at June 30, 1997 and 1996, respectively. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans. During fiscal 1997, the Company determined that its actual claims experience for certain previous years was significantly below the estimates for those years. As a result, the Company reduced its liability for estimated future claims, which resulted in nonrecurring income of $611,000.

WORKERS' COMPENSATION INSURANCE. During fiscal 1997, the Company determined that it is entitled to refunds in future periods of $865,000 for deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims. At June 30, 1997, the Company recorded the refundable amount as an asset, resulting in nonrecurring income of $865,000. The refundable amount is included in other assets in the accompanying consolidated balance sheet at June 30, 1997.

In fiscal 1996, the Company changed its method of determining workers' compensation premiums, whereby it no longer records the cost of such premiums based on estimates that are subject to potential audit adjustments at year end. As a result, in fiscal 1996, the Company reversed its recorded contingent liability related to workers' compensation premium audits. The $799,000 reversal amount is included in nonrecurring income in the accompanying consolidated statement of operations.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (the "FASB") has recently issued several accounting pronouncements that are effective for the Company in either fiscal 1997 or fiscal 1998. The adoption of certain of these accounting pronouncements in fiscal 1997 did not have a material impact on the Company's financial statements for fiscal 1997, and the Company anticipates that the one accounting pronouncement to be adopted in fiscal 1998 will not have a material impact on the Company's financial statements for fiscal 1998 (see Note 1 to the Company's consolidated financial statements included in Item 8).

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 1997, 1996, and 1995, as restated (see "Change in Accounting Method"). The deferral of historical sales revenues and expenses resulting from the change in accounting method had no impact on the Company's liquidity or cash flows.

The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 8.

NET INCOME (LOSS). For the year ended June 30, 1997, the Company reported net income of $6.8 million or $.89 per share on revenues of $78.4 million. This compares with net income of $1.1 million or $.30 per share on revenues of $91.0 million for the year ended June 30, 1996, and a net loss of $11.8 million or $3.19 per share on revenues of $91.4 million for the year ended June 30, 1995.

Excluding extraordinary gains, nonrecurring income and expenses, and restructuring costs, the Company would have had net income of $5.3 million for fiscal 1997, compared with a net loss of $2.8 million for fiscal 1996, and a net loss of $14.5 million for fiscal 1995. Excluding these items, the Company's results improved in the current fiscal year, despite declining revenues, due primarily to decreases in expenses, principally campground operating costs and interest.

The results for fiscal 1997 include $2.7 million of nonrecurring income consisting of a $1.2 million reduction in the allowance for doubtful accounts and a $1.5 million reduction in certain insurance reserves. The fiscal 1997 results also include $1.1 million of restructuring costs related to the Restructuring and $132,000 of nonrecurring expenses representing the net loss resulting from the amendment of the Credit Agreement and the repurchase of PIK Notes.

The results for fiscal 1996 include a $1.4 million extraordinary gain on the repurchase of Secured Notes and $5.9 million of nonrecurring income consisting of $5.1 million from a reduction in the allowance for doubtful accounts and $799,000 from the reversal of a contingent liability. The fiscal 1996 results also include $1.1 million of restructuring costs related to the Company's efforts to restructure the Secured Notes, and $2.3 million of other nonrecurring expenses consisting of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer.

The results for fiscal 1995 include $3.7 million of nonrecurring income consisting of $1.0 million from reductions in the allowances for doubtful accounts and collection costs and $2.7 million from the reversal of a contingent liability. The fiscal 1995 results also include $637,000 of restructuring costs incurred in connection with the relocation of the Company's corporate office to Dallas, Texas, and $437,000 of other nonrecurring expenses representing severance payments made to certain management employees who left the Company in the fourth quarter of fiscal 1995.

The table on the next page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 1997, 1996, and 1995, as restated (see "Change in Accounting Method").

(dollars in thousands)
                                                   Year ended June 30,
                                            --------------------------------
                                              1997        1996       1995
                                            --------    --------    --------
                                                       (Restated)  (Restated)
CAMPGROUND OPERATIONS
  Membership dues                           $ 39,945    $ 39,924   $  41,175
  Campground revenues                         15,302      15,313      15,411
  Cost of campground revenues                 (7,608)     (7,726)     (8,150)
  Operating expenses                         (32,454)    (35,211)    (40,236)
                                            --------    --------    --------

Contribution from campground operations       15,185      12,300       8,200
                                            --------    --------    --------

SALES
  Sales revenues                               2,892       1,656       1,626
  Selling expenses                            (2,654)     (3,094)     (1,736)
  Marketing expenses                          (1,383)     (1,294)     (3,639)
                                            --------    --------    --------
Loss on sales                                 (1,145)     (2,732)     (3,749)
                                            --------    --------    --------

RESORT PARKS INTERNATIONAL
  Revenues                                     4,086       4,579       4,845
  Expenses                                    (1,978)     (2,237)     (2,727)
                                            --------    --------    --------
Contribution from RPI                          2,108       2,342       2,118
                                            --------    --------    --------
                                              16,148      11,910       6,569
                                            --------    --------    --------

RESORT OPERATIONS
  Revenues                                     3,189       8,332      10,543
  Expenses                                    (3,218)     (8,297)    (10,125)
                                            --------    --------    --------
Contribution (loss) from resort
 operations                                      (29)         35         418
                                            --------    --------    --------
                                              16,119      11,945       6,987
                                            --------    --------    --------

  Other income                                 3,673       4,479       3,485
  Corporate member services                   (1,532)     (1,843)     (2,200)
  General and administrative expenses        (10,100)    (10,473)    (12,118)
                                            --------    --------    --------

OPERATING INCOME (LOSS) BEFORE INTEREST
 INCOME AND EXPENSE, GAIN ON ASSET
 DISPOSITIONS, NONRECURRING INCOME AND
 EXPENSES, RESTRUCTURING COSTS, TAXES
 AND EXTRAORDINARY ITEM                        8,160       4,108      (3,846)
                                            --------    --------    --------

  Interest income                              3,726       6,756       9,935
  Interest expense                            (9,084)    (17,693)    (20,960)
  Gain on asset dispositions                   2,892       4,038         658
  Nonrecurring income                          2,708       5,945       3,714
  Nonrecurring expenses                         (132)     (2,270)       (437)
  Restructuring costs                         (1,101)     (1,124)       (637)
                                            --------    --------    --------

OPERATING INCOME (LOSS) BEFORE TAXES
 AND EXTRAORDINARY ITEM                     $  7,169    $   (240)   $(11,573)
                                            ========    ========    ========

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $39.9 million for the years ended June 30, 1997 and 1996, compared with $41.2 million for the year ended June 30, 1995. Dues revenue declined in fiscal 1996 due primarily to the net loss of campground members during the year, partially offset by the annual dues increase. In fiscal 1997, the effect of the annual dues increase substantially offset the net loss of members during the year.

Campground revenues were $15.3 million for the years ended June 30, 1997 and 1996, compared with $15.4 million for the year ended June 30, 1995. The expenses associated with these campground revenues were $7.6 million, $7.7 million, and $8.2 million for fiscal 1997, 1996, and 1995, respectively. The continuing improvement in the contribution from these programs resulted primarily from better expense control in fiscal 1997 and 1996.

Campground operating expenses were $32.5 million for the year ended June 30, 1997, compared with $35.2 million for the year ended June 30, 1996, and $40.2 million for the year ended June 30, 1995. The continuing reduction in expenses between years was due primarily to the closure and disposition of campgrounds and to operational changes made at the campgrounds in fiscal 1996 and 1997. In fiscal 1996, the Company closed and disposed of several campgrounds, reduced campground management and personnel, and changed to seasonal operations at campgrounds with low usage during off-season periods. In fiscal 1997, the Company closed and disposed of several additional campgrounds and lengthened the off-season for the campgrounds with seasonal closures. The lower operating expenses in fiscal 1997 also reflect the full effects of the personnel reductions made in fiscal 1996. In addition, the Company incurred lower insurance and maintenance costs in fiscal 1997 compared with the prior periods. Insurance costs decreased due to the lower number of campgrounds and personnel and the Company's continued efforts to reduce insurance claims. Furthermore, maintenance costs were lower in fiscal 1997 compared with fiscal 1996 due to expenditures made in fiscal 1996 to refurbish rental trailers.

The Company intends to continue to downsize its campground operations while its membership base declines. The Company will likely close and dispose of additional campgrounds and it will seek to decrease other expenses. Subsequent to year-end, the Company sold additional campgrounds for net proceeds of $4.5 million. The sale of these campgrounds and other anticipated changes should result in lower operating expenses in fiscal 1998, but no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see "Change in Accounting Method"). For the years ended June 30, 1997, 1996, and 1995, the Company recognized campground membership sales revenues of $2.9 million, $1.7 million, and $1.6 million, respectively. These amounts include revenues of $1.7 million, $1.1 million, and $854,000, respectively, that were deferred in prior periods. Moreover, for fiscal 1997, 1996, and 1995, the Company deferred revenues of $2.1 million, $2.1 million, and $1.0 million, respectively, which will be recognized in future periods.

The increase in sales revenues resulted primarily from the Company's increased sales and marketing efforts during the past three fiscal years. The Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base.

Although the Company's membership sales revenues have increased, the level of sales in fiscal 1997 did not meet the Company's expectations. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, in fiscal 1997, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of RVs. Under this marketing arrangement, commencing in June 1997, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. In the future, the Company intends to pursue joint marketing relationships with other companies.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 1997, 1996, and 1995, the Company recognized selling expenses of $2.7 million, $3.1 million, and $1.7 million, respectively. These amounts include expenses of $358,000, $235,000, and $172,000, respectively, that were deferred in prior periods. Moreover, for fiscal 1997, 1996, and 1995, the Company deferred expenses of $505,000, $481,000, and $219,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $1.1 million, $2.7 million, and $3.7 million for the years ended June 30, 1997, 1996, and 1995, respectively. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses in each of the periods presented.

The Company's selling and marketing efforts require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenues. This disparity will increase as the Company grows campground membership sales. However, the Company intends to keep the cash it expends on selling and marketing expenses within a close relation to the cash it receives from campground membership sales.

The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. The success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages 48 public campgrounds for the US Forest Service. For the year ended June 30, 1997, these operations produced revenues of $1.1 million with related expenses (excluding certain shared administrative costs) of $1.0 million. This compares with revenues for fiscal 1996 of $853,000 and related expenses (excluding certain shared administrative costs) of $831,000, and revenues for fiscal 1995 of $589,000 and related expenses (excluding certain shared administrative costs) of $665,000. The increase in revenues and expenses between years was due primarily to new contracts entered into in fiscal 1997 and 1996.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the year ended June 30, 1997, RPI's operations produced a net contribution of $2.1 million, compared with $2.3 million for the year ended June 30, 1996, and $2.1 million for the year ended June 30, 1995. RPI's revenues have declined over the three year period as a result of declining sales in the membership camping industry generally. During this period, however, RPI has been able to maintain its positive contribution by reducing its expenses. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. During the last five years, the Company sold a substantial portion of the assets it owned at eight resorts. In fiscal 1997, the sale of resort assets produced cash proceeds totaling $1.7 million plus notes receivable of $1.1 million. This compares with cash proceeds of $5.0 million in fiscal 1996, and $902,000 in fiscal 1995. The differences between years was due to the timing of asset sales. As the resort assets were sold, the revenues and expenses from the resort operations decreased accordingly. The Company's present operations at the resorts are limited primarily to the sale of residential lots.

During the year ended June 30, 1997, the resort operations produced a net negative contribution of $29,000, compared with a net positive contribution of $35,000 and $418,000 for the years ended June 30, 1996 and 1995, respectively. The Company expects a negative contribution from the resort operations in the future as it continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 580 residential lots and other miscellaneous real estate. The Company presently plans to dispose of the remaining assets that it owns at the resorts over the next several years. However, there is no assurance that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

INTEREST INCOME AND EXPENSE. Interest income decreased by $3.0 million and $3.2 million for the years ended June 30, 1997 and 1996, respectively, from the previous year, due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, and a decrease in interest earned on lower cash balances. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $379,000 was amortized during fiscal 1997 and $607,000 was amortized in fiscal 1996 and fiscal 1995 (see "Liquidity and Capital Resources - Contracts Receivable").

Interest expense decreased by $8.6 million for the year ended June 30, 1997, from the previous year, due primarily to a net $50.9 million reduction in the Company's outstanding debt resulting from the Restructuring and subsequent repayments under the Credit Agreement, the repurchase of $7.4 million principal amount of Secured Notes in January 1996, a $2.5 million reduction in mortgage notes payable due to the abandonment of two operating campgrounds in the Fall of 1995, and scheduled repayments of notes payable. Interest expense decreased by $3.3 million for the year ended June 30, 1996, from the previous year, due primarily to a mandatory redemption of $18.6 million of Secured Notes in July 1995, the repurchase of Secured Notes in January 1996, the $2.5 million reduction in mortgage notes payable in the Fall of 1995, and scheduled repayments of notes payable.

Interest expense for the year ended June 30, 1997, includes (i) amortization of debt issue costs incurred in connection with obtaining the Credit Agreement in July 1996, which increased interest expense by $1.8 million, and (ii) amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $39,000. The remaining unamortized balance of the debt issue costs and a portion of the deferred gain were eliminated in connection with the amendment of the Credit Agreement and repurchase of PIK Notes at the end of fiscal 1997.

Interest expense for fiscal 1996 and 1995 includes amortization of the discount on the Secured Notes, which increased interest expense by $4.2 million and $4.6 million in these years, respectively. The discount on the Secured Notes was recorded to reduce the carrying value of the Secured Notes to their estimated fair value on the date of issuance. On July 17, 1996, the unamortized balance of this discount was eliminated in connection with the retirement of the Secured Notes in the Restructuring.

Interest expense is expected to continue to decrease in fiscal 1998 due to the repurchase of PIK Notes in June 1997, and continued repayment of borrowings under the Credit Agreement. Since the Company is prohibited from making cash interest payments on the PIK Notes until all borrowings under the Credit Agreement are repaid, during this period, a significant portion of the Company's interest expense will represent non-cash interest. Moreover, during this period, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future.

GAINS ON ASSET SALES. During the years ended June 30, 1997, 1996, and 1995, the Company sold certain of its real estate assets and recognized related gains of $2.9 million, $4.0 million, and $658,000, respectively. The differences between years was due to the timing of asset sales. During this three-year period, the Company sold the timeshare operations at the resorts, the country club and golf operations at certain resorts, and various other properties at the resorts. In addition, the Company sold or otherwise disposed of several campgrounds and sold excess acreage associated with certain campgrounds. Subsequent to year-end, the Company sold additional campgrounds for which it recognized related gains of $3.2 million. Over the next several years, the Company intends to dispose of the remaining assets it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income consists principally of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections on written-off contracts, subscription fees received from members who subscribe to the Company's member magazine, and beginning in fiscal 1997, fees charged to members for making more than five operator-assisted reservations in a given year.

Other income was $3.7 million for the year ended June 30, 1997, compared with $4.5 million for the year ended June 30, 1996, and $3.5 million for the year ended June 30, 1995. Other income was higher in fiscal 1996, compared with the other years, because in fiscal 1996 the Company increased it use of outside collection agencies to collect on written-off contracts, which resulted in a one-time increase in such collections.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.1 million for the year ended June 30, 1997, compared with $10.5 million for the year ended June 30, 1996, and $12.1 million for the year ended June 30, 1995. During fiscal 1997, the Company's continued efforts to lower administrative costs were partially offset by higher legal fees incurred in connection with the Company's reincorporation merger, the registration of the PIK Notes, and the formation of a new wholly owned subsidiary to provide debt collection services for third parties. The decrease in fiscal 1996 from the prior year was due primarily to cost reductions implemented in the last quarter of fiscal 1995 and the first quarter of fiscal 1996.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.4 million, $3.0 million, and $3.1 million for the years ended June 30, 1997, 1996, and 1995, respectively. These collection costs were reduced by $314,000, $513,000, and $854,000, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable ("see "Liquidity and Capital Resources - Contracts Receivable"). The Company anticipates that these costs will continue to decrease as the contracts receivable portfolio continues to decline.

CORPORATE MEMBER SERVICES. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company's member magazine. These costs were $1.5 million for the year ended June 30, 1997, compared with $1.8 million for the year ended June 30, 1996, and $2.2 million for the year ended June 30, 1995. The decrease in costs between periods reflects the Company's continued efforts to reduce administrative costs.

NONRECURRING INCOME. Nonrecurring income was $2.7 million, $5.9 million, and $3.7 million for the years ended June 30, 1997, 1996, and 1995, respectively. Nonrecurring income for fiscal 1997 consists of $1.2 million from a reduction in the allowance for doubtful accounts related to the contracts receivable and $1.5 million from a reduction of certain insurance reserves (see "Liquidity and Capital Resources - Self Insurance and Workers' Compensation Insurance"). Nonrecurring income for fiscal 1996 consists of $5.1 million from a reduction in the allowance for doubtful accounts related to the contracts receivable and
$799,000 from the reversal of a contingent liability.   Nonrecurring income for
fiscal 1995 consists of $1.0 million from reductions in the allowances for doubtful accounts and collection costs related to the contracts receivable and $2.7 million from the reversal of a contingent liability.

NONRECURRING EXPENSES. Nonrecurring expenses were $132,000, $2.3 million, and $437,000 for the years ended June 30, 1997, 1996, and 1995, respectively. Nonrecurring expenses for fiscal 1997 consist of a $1.3 million loss resulting from expensing unamortized debt issue costs upon significantly modifying the Credit Agreement, reduced by a $1.2 million gain resulting from repurchasing PIK Notes at a discount (see "Liquidity and Capital Resources-Debt Restructuring"). Nonrecurring expenses for fiscal 1996 consist of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer (see "Accrued Bonus" below). Nonrecurring expenses for fiscal 1995 represent severance payments made to certain management employees who left the Company in the fourth quarter of fiscal 1995.

ACCRUED BONUS. The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity securities) exceeded $75 million at the time the CEO elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus, which entitled the CEO to $1,270,589. In accordance with the agreement, $952,927 of the bonus was paid on July 9, 1996, and the remaining $317,662 was paid in May 1997. The Company obtained an irrevocable standby letter of credit on which the CEO could draw this bonus if the Company failed to pay the bonus after receiving a request from the CEO. The letter of credit was secured by a $1.5 million cash deposit, which was subsequently reduced to $317,662 after the payment of the initial bonus amount, and released in February 1997. The Company accrued the entire amount of the bonus at June 30, 1996.

RESTRUCTURING COSTS. In fiscal 1997, the Company incurred $1.1 million of costs in connection with the consummation of the Restructuring. The Company also incurred $3.1 million of costs in connection with obtaining the Credit Agreement with Foothill, which were capitalized as debt issue costs. In May 1997, the unamortized balance of these debt issue costs of $1.3 million was charged to expense upon amendment of the Credit Agreement, as previously discussed in Nonrecurring Expenses above.

During the year ended June 30, 1996, the Company incurred $1.1 million of restructuring costs related to its efforts to restructure the Secured Notes. During the year ended June 30, 1995, the Company incurred $922,000 of costs related to expanding its Dallas office and hiring and training new employees. $637,000 of these costs were expensed as restructuring costs, and $285,000 of these costs were capitalized. The Company moved its administrative offices to Dallas during fiscal 1994.

INCOME TAXES. The Company's provision for income taxes was $370,000, $41,000, and $255,000 for the years ended June 30, 1997, 1996, and 1995, respectively. The provision for fiscal 1997 includes amounts related to federal alternative minimum taxes, as well as amounts related to state income taxes payable in the various states where the Company conducts its operations. The provisions for fiscal 1996 and 1995 relate primarily to state income taxes. With the exception of the alternative minimum tax amounts, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which are estimated to total $47.9 million at June 30, 1997, and expire in years 2007 through 2011.

EXTRAORDINARY ITEM. The $1.4 million extraordinary gain in fiscal 1996 resulted from a repurchase of Secured Notes in January 1996.

INFLATION. During the past three fiscal years, the Company's results have not been affected materially by inflation. However, should the rate of inflation increase in the future, the Company's expenses are likely to increase at a greater rate than it can increase the annual dues paid by the campground members because the Company cannot increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability (see "Campground Operations - Dues").

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Consolidated Financial Statements Index
                    ---------------------------------------

                                                            Page
                                                            ----

Report of Independent Public Accountants...................  37

Consolidated Balance Sheets - June 30, 1997 and 1996.......  38

Consolidated Statements of Operations for the years ended
  June 30, 1997, 1996 and 1995.............................  39

Consolidated Statements of Stockholders' Deficit
  for the years ended June 30, 1997, 1996 and 1995.........  40

Consolidated Statements of Cash Flows for the years ended
  June 30, 1997, 1996 and 1995.............................  41

Notes to Consolidated Financial Statements.................  43

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts...  75

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Thousand Trails, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Thousand Trails, Inc. (formerly USTrails Inc.) and subsidiaries (the "Company") as of June 30, 1997 and June 30, 1996, as restated (see Note 1) and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended June 30, 1996 and 1995, as restated and for the year ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thousand Trails, Inc. and subsidiaries as of June 30, 1997 and June 30, 1996, as restated, and the results of their operations and their cash flows for each of the two years ended June 30, 1996 and 1995, as restated and for the year ended June 30, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

Dallas, Texas
September 11, 1997

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 June 30,
                                            --------------------
                 ASSETS                       1997        1996
                 ------                     --------   ---------
CURRENT ASSETS                                         (Restated)
  Cash and cash equivalents                 $  1,343    $ 37,403
  Current portion of receivables, net of
   allowances and discount of $1.7
   million in 1997 and $2.7 million in
   1996                                        3,134       4,270
  Accounts and dues receivable, net              542         522
  Current portion of deferred membership
   selling expenses                              478         357
  Inventory and other current assets           3,536       4,672
                                            --------    --------
       Total Current Assets                    9,033      47,224
  Restricted cash                              1,407       2,912
  Receivables, net of allowances and
   discount of $3.3 million in 1997 and
   $5.4 million in 1996                        4,383       8,949
  Campground land                             13,359      14,101
  Lot and timeshare inventory                    342       1,159
  Buildings and equipment, net of
   accumulated depreciation of
   $12.8 million in 1997 and $10.4
   million in 1996                            23,211      27,130
  Land held for sale                           7,382       6,821
  Deferred membership selling expenses           913         887
  Other assets                                 3,272       2,448
                                            --------    --------
       Total Assets                         $ 63,302    $111,631
                                            ========    ========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   -------------------------------------
CURRENT LIABILITIES
  Accounts payable                          $  1,864    $  3,030
  Accrued interest                             1,693       5,617
  Other accrued liabilities                    7,485       9,329
  Current portion of long term debt            5,864      28,530
  Accrued construction costs                   2,809       3,154
  Current portion of deferred revenue         19,455      19,265
                                            --------    --------
       Total Current Liabilities              39,170      68,925
  Long term debt                              38,230      66,922
  Deferred revenue                             4,158       4,172
  Other liabilities                            3,912       3,564
                                            --------    --------
       Total Liabilities                      85,470     143,583
                                            --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value,
   1,500,000 shares authorized, none
   issued and outstanding
  Common Stock, $.01 par value,
   15,000,000 shares authorized,
   7,383,276 and 3,702,726 shares issued
   and outstanding                                74          37
  Additional paid-in capital                  20,502      17,549
  Accumulated deficit subsequent to
   December 31, 1991, date of emergence
   from bankruptcy                           (42,613)    (49,412)
  Cumulative foreign currency translation
   adjustment                                   (131)       (126)
                                            --------    --------
       Total Stockholders' Deficit           (22,168)    (31,952)
                                            --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                    $ 63,302    $111,631
                                            ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)


                                              For the years ended June 30,
                                            --------------------------------
                                              1997       1996        1995
                                            --------  ----------  ----------
REVENUES                                              (Restated)  (Restated)
  Membership dues                           $39,945     $39,924    $ 41,175
  Other campground/resort revenue            17,906      22,288      23,506
  Membership and resort interest sales        3,477       3,013       4,074
  RPI membership fees                         4,086       4,579       4,845
  Interest income                             3,726       6,756       9,935
  Gain on asset dispositions                  2,892       4,038         658
  Nonrecurring income                         2,708       5,945       3,714
  Other income                                3,673       4,479       3,485
                                            -------     -------    --------
Total Revenues                               78,413      91,022      91,392
                                            -------     -------    --------

EXPENSES
  Campground/resort operating expenses       42,860      50,308      57,097
  Selling expenses                            3,074       4,020       3,150
  Marketing expenses                          1,383       1,294       3,639
  RPI membership expenses                     1,978       2,237       2,727
  Corporate member services                   1,532       1,843       2,200
  Interest expense and amortization           9,084      17,693      20,960
  General and administrative expenses        10,100      10,473      12,118
  Nonrecurring expenses                         132       2,270         437
  Restructuring costs                         1,101       1,124         637
                                            -------     -------    --------
Total Expenses                               71,244      91,262     102,965
                                            -------     -------    --------
INCOME (LOSS) BEFORE TAXES AND
 EXTRAORDINARY ITEM                           7,169        (240)    (11,573)
  Income tax provision                         (370)        (41)       (255)
                                            -------     -------    --------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                         6,799        (281)    (11,828)
  Extraordinary gain on debt repurchases                  1,390
                                            -------     -------    --------
NET INCOME (LOSS)                           $ 6,799     $ 1,109    $(11,828)
                                            =======     =======    ========
PRIMARY AND FULLY DILUTED NET INCOME
  (LOSS) PER SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM   $   .89     $  (.08)   $  (3.19)
  EXTRAORDINARY ITEM                                        .38
                                            -------     -------    --------
NET INCOME (LOSS)                           $   .89     $   .30    $  (3.19)
                                            =======     =======    ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  7,658       3,703       3,703
                                            =======     =======    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Dollars in thousands)

                                                                                 Cumulative
                                       Common Stock                               Foreign
                                    -----------------  Additional                 Currency
                                    Number of           Paid-In    Accumulated  Translation
                                      Shares   Amount   Capital      Deficit     Adjustment  Total
                                    ---------  ------  ----------  -----------  ----------- --------
Balance, June 30, 1994
 (restated)                         3,702,726  $ 37      $17,549     $(38,693)      $(133)  $(21,240)
Foreign currency
 translation adjustment                                                                14         14
Net loss (restated)                                                   (11,828)               (11,828)
                                    ---------  ----      -------     --------       -----   --------
Balance, June 30, 1995
 (restated)                         3,702,726    37       17,549      (50,521)       (119)   (33,054)
Foreign currency
 translation adjustment                                                                (7)        (7)
Net income (restated)                                                   1,109                  1,109
                                    ---------  ----      -------     --------       -----   --------
Balance, June 30, 1996
 (restated)                         3,702,726    37       17,549      (49,412)       (126)   (31,952)
Issuance of common shares
 in Restructuring                   3,680,550    37        2,953                               2,990
Foreign currency
 translation adjustment                                                                (5)        (5)
Net income                                                              6,799                  6,799
                                    ---------  ----      -------     --------       -----   --------
Balance, June 30, 1997              7,383,276   $74      $20,502     $(42,613)      $(131)  $(22,168)
                                    =========  ====      =======     ========       =====   ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                  For the years ended June 30,
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of principal on receivables       $  7,978   $ 12,251   $ 16,678
  Interest received                                3,407      6,202      9,270
  Interest paid                                   (8,107)   (14,545)   (15,873)
  General and administrative, corporate
   member services and restructuring costs       (14,061)   (13,827)   (18,233)
  Cash collected from operations,
   including deferred revenue                     65,894     73,220     77,231
  Cash from sales of memberships and
   resort interests at the point of sale           3,705      3,789      4,036
  Expenditures for property operations           (40,872)   (49,627)   (56,768)
  Expenditures for sales and marketing            (4,472)    (5,370)    (5,645)
  Expenditures for insurance premiums             (1,706)    (5,176)    (4,553)
  Payment of income taxes                           (370)       (41)      (256)
  Reduction of (deposit made to secure)
   standby letter of credit                        1,500     (1,500)
  Other, net                                        (345)       221
                                                --------   --------   --------
Net cash provided by operating
 activities                                       12,551      5,597      5,887
                                                --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and HUD-related expenditures            (1,046)    (1,022)    (5,732)
  Proceeds from asset sales                        4,663      7,239      1,132
                                                --------   --------   --------
Net cash provided by (used in)
 investing activities                              3,617      6,217     (4,600)
                                                --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial borrowings under Credit
   Agreement                                      44,640
  Net repayments under Credit Agreement          (30,543)
  Payment of debt issue costs                     (3,132)
  Retirement of Secured Notes                    (50,169)
  Repurchase of PIK Notes/Secured Notes          (12,640)    (5,275)
  Mandatory redemption of Secured Notes                     (18,599)
  Repayments of notes and mortgages                 (384)    (1,133)      (750)
                                                --------   --------   --------
Net cash used in financing activities            (52,228)   (25,007)      (750)
                                                --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (36,060)   (13,193)       537


CASH AND CASH EQUIVALENTS:
  Beginning of year                               37,403     50,596     50,059
                                                --------   --------   --------
  End of year                                   $  1,343   $ 37,403   $ 50,596
                                                ========   ========   ========

                                  (continued)

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                  (continued)

                                                 For the years ended June 30,
                                               ------------------------------
                                                 1997       1996        1995
                                               --------   --------    --------
RECONCILIATION OF NET INCOME (LOSS) TO                   (Restated)  (Restated)
 NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
Net income (loss)                              $ 6,799     $ 1,109    $(11,828)
                                               -------     -------    --------
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES-
Depreciation                                     3,195       2,866       2,591
Amortization of interest yield,
 collection costs and valuation
 allowance                                        (693)     (1,120)     (1,461)
Amortization of PIK Note deferred gain
 and debt issue costs                            1,770
Amortization of debt discount and
 consent fees                                                4,565       5,060
Gain on asset dispositions                      (2,892)     (4,038)       (658)
Net loss resulting from amendment of
 Credit Agreement and repurchase of
 PIK Notes                                         132
Extraordinary gain on debt repurchases                      (1,390)
Net deferral of sales revenues and
 selling expenses                                  318         728         107
Reduction of allowances for doubtful
 accounts, net                                  (1,232)     (4,146)       (457)
Reduction of insurance excesses                 (1,476)       (799)
Reversal of contingent liability                                        (2,717)
CEO bonus accrual                                            1,270
Reduction of allowance for collection
 costs                                                                    (540)
Decrease (increase) in restricted cash           1,505      (1,283)       (404)
Decrease in receivables                          7,592      11,721      16,322
Decrease (increase) in other assets                767        (747)         29
Decrease in other liabilities                   (3,347)     (3,354)       (633)
Other, net                                         113         215         476
                                               -------     -------    --------
Total adjustments                                5,752       4,488      17,715
                                               -------     -------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      $12,551     $ 5,597    $  5,887
                                               =======     =======    ========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails") (see
Note 3). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 55 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 380 recreational facilities and manages 48 public campgrounds for the US Forest Service. Prior to November 21, 1996, the Company also managed timeshare facilities at eight resorts located in seven states (see
Note 6). The Company currently owns certain real estate at these resorts and owns and operates the resort amenities at one of these locations. The campground business represents the most significant portion of the Company's business comprising 89% of the Company's operating revenues in fiscal 1997. The reciprocal use and resort businesses provided the remaining 11%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., UST Wilderness Management Corporation ("Wilderness Management"), and until July 16, 1996, Thousand Trails, Inc., a Washington corporation, and its subsidiaries ("Trails"). The Company acquired 100% of the capital stock of NACO and 69% of the capital stock of Trails on June 30, 1991. The Company subsequently increased its ownership in Trails to 100% through a tender offer and merger and, on July 16, 1996, Trails was merged into the Company. The acquisitions of NACO and Trails were accounted for as a purchase with the purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. RPI was a wholly owned subsidiary of NACO until September 10, 1992, when it became a direct subsidiary of the Company. Wilderness Management commenced operations in January 1994.

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, "fresh start reporting," as required by AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," was reflected as of December 31, 1991 in the Company's consolidated financial statements. Under fresh start reporting, a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the years ended June 30, 1997, 1996 and 1995.

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements
-----------------------------
In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of fiscal 1997, and the adoption did not have a material impact on the Company's operations or financial position.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective for fiscal years beginning after December 15, 1995. SFAS 123 defines a fair value method of accounting for employee stock options which provides for compensation cost to be charged to results of operations at the grant date. The Company intends to continue to account for stock-based compensation under Accounting Pronouncement Bulletin Opinion No. 25 ("APB 25") as allowed under SFAS 123, while providing additional disclosure required under SFAS 123 (see Note 14).

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted this statement, which is effective for transactions occurring after December 31, 1996, in its consolidated financial statements for the year ended June 30, 1997.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company does not anticipate that the adoption of this standard will have a material impact on the Company's financial statements.

Restatement
-----------
Subsequent to year-end, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. The staff of the SEC has indicated that it will require all membership-based campground registrants selling similar memberships to change to this method of accounting.

The Company's campground memberships provide the member with access to an established network of membership-based campgrounds in return for an initial upfront membership fee (which in certain instances may be financed) and annual dues. The member's right to use the Company's campgrounds generally continues as long as the annual dues are paid. Since inception, the Company has recognized revenue from initial membership fees at the time of sale, while recognizing revenue from the annual dues ratably over the year of provided service. Under the new accounting method, revenue from initial membership fees is deferred and recognized on a straight-line basis over the expected life of the memberships sold.

This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the accompanying consolidated financial statements have been restated from those originally reported to reflect this change in accounting method. The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

The following table provides selected summarized information illustrating the effect of the restatement on the Company's consolidated financial position and results of operations for the years ended June 30, 1996 and 1995 (dollars in thousands):

                                                June 30, 1996               June 30, 1995
                                          ------------------------    ------------------------
                                                           As                          As
                                             As        Originally        As         Originally
                                          Restated      Reported      Restated       Reported
                                          --------     -----------    --------      ----------
FINANCIAL POSITION:
Campground land                           $ 14,101     $ 13,468       $ 15,964       $ 15,331

Deferred selling expenses -
  Current                                      357            -            235              -
  Long term                                    887            -            763              -
                                          --------                    --------
    Total                                    1,244                         998

Deferred revenue -
  Current                                   19,265       17,599         19,764         18,622
  Long term                                  4,172                       3,722
                                          --------     --------       --------      ---------
    Total                                   23,437       17,599         23,486         18,622

Stockholders' Equity (Deficit)             (31,952)     (27,991)       (33,054)       (29,821)

RESULTS OF OPERATIONS:
Membership and resort interest sales         3,013        3,987          4,074          4,228
Total revenues                              91,022       91,996         91,392         91,546
Income (loss) before extraordinary item       (281)         447        (11,828)       (11,923)
Net income (loss)                            1,109        1,837        (11,828)       (11,923)
Net income (loss) per common share             .30          .50          (3.19)         (3.22)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------
The Company sells campground memberships pursuant to membership contracts that give purchasers the right to use one or more of the Company's campgrounds, but do not convey a deeded interst in the campgounds. Until 1990, the Company also sold campground memberships that gave purchasers an undivided fractional interest in one of six campgrounds. A membership requires the payment of an upfront membership fee and permits the member's family to use one or more of the Company's campgrounds for an initial period, subject to renewal each year upon payment of annual dues.

Resort interest sales have historically included interval ownerships ("timeshares") that gave purchasers exclusive use of fully furnished vacation homes in weekly intervals and fee simple ownership of lots located at the resorts. Resort interest sales are currently limited to sales of lots as the timeshare operations and timeshare inventory were sold in November 1996 (see
Note 6).

The Company has offered financing on certain campground memberships for a period of up to 12 months with a down payment of 25% of the sales price, and has offered financing on the sale of resort interests for periods up to five years with a down payment of at least 10% of the sales price. However, during the periods presented, the majority of the Company's campground membership and resort interest sales were not financed.

Sales revenue from the sale of resort interests and campground memberships that convey a deeded interest in real estate is recognized upon execution of a sales contract and receipt of a down payment of at least 10% of the sales price. Historically, sales revenue from the sale of campground memberships that do not convey a deeded interest in real estate was recognized in the same manner. However, as discussed above, the staff of the SEC has required the Company to change its accounting method to recognize sales revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. In addition, costs directly related to the sale of such campground memberships are deferred and recognized as selling expenses on a straight-line basis over the expected life of the memberships sold.

The annual dues paid by the campground members are used to fund the Company's operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. The membership contracts generally permit the Company to increase annually the amount of each member's dues by either (i) the percentage increase in the consumer price index ("CPI") or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future. Annual dues are recognized as revenue ratably over 12 months as services are provided, and are recorded net of an allowance to provide for uncollectible amounts. Dues paid in advance are deferred as unearned revenue.

Cash and Cash Equivalents
-------------------------
The Company considers demand accounts and short-term investments with maturities of nine months or less when purchased to be cash equivalents.

Restricted Cash
---------------
Restricted cash generally consists of deposits to collateralize performance bonds and letters of credit in the ordinary course of business.

Receivables
-----------
Prior to June 30, 1991, the Company purchased contracts receivable from NACO, Trails and SoPac Resort Properties, Inc. ("SoPac"), a former affiliate (the "Selling Companies"). The Company recorded the contracts receivable at the Selling Company's carrying value net of a discount to reflect the current market yield at the time of acquisition of NACO and Trails. Interest income is recognized on purchased contracts receivable based upon the effective yield at which they were purchased and on other contacts receivable at their stated rates based on the outstanding principal balances.

Allowance for Doubtful Accounts
-------------------------------
The Company provides an allowance for future cancellations of contracts receivable. The allowance is based on management's estimate of future contract cancellations considering the Company's historical cancellation rates as well as other factors deemed relevant to the analysis. The allowance is reviewed on a periodic basis with changes in management's estimates recognized in the period known. The Company presently believes that the allowance for doubtful accounts is adequate. However, if cancellations occur at a different rate than is presently anticipated, it may be necessary for the Company to revise its estimates and increase or decrease the allowance, which would affect the Company's operating results and financial condition.

Allowance for Interest Discount
-------------------------------
In connection with the acquisition of NACO and Trails, the Company recorded an allowance for interest discount to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. The interest discount is being amortized using the effective interest method over the respective terms of the contracts.

Allowance for Collection Costs
------------------------------
In connection with the Company's acquisition of NACO and Trails and its emergence from bankruptcy in 1991, the Company recorded an allowance for future costs associated with the collection of the contracts receivable portfolio. The allowance is being amortized as a reduction to general and administrative expenses based on cash collected on the related portfolio.

Valuation Allowance
-------------------
In connection with purchases of contracts receivable from third parties, the Company recorded a valuation allowance to record the contracts receivable at the purchase price. The allowance is being amortized as an increase to interest income over the respective terms of the contracts.

Campground Land and Timeshare and Lot Inventory
-----------------------------------------------
Campground land and timeshare and lot inventory are recorded at the lower of cost or estimated net realizable value. The remaining timeshare inventory was sold in November 1996. Prior to November 1996, the timeshare inventory was charged to cost of sales based on the value of a timeshare week sold in relation to total sellable weeks at the property. Similarly, while the Company sold campground memberships that conveyed an undivided interest in the campground property, the related campground property was charged to cost of sales based on the total number of memberships available for sale at the campground. In connection with the restatement (see Note 1), the land underlying the Company's operating campgrounds was recaptioned as "campground land."

Buildings, Equipment and Depreciation
-------------------------------------
Buildings and equipment are recorded at cost. The costs of betterments and improvements which extend the useful life of the asset are capitalized whereas the costs of maintenance and repairs which do not extend the useful life of the asset are expensed in the period incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

Consent Fees
------------
In fiscal 1994, to obtain an amendment of the Indenture for the 12% Senior Secured Notes Due 1998 (the "Secured Notes"), the Company paid aggregate cash consent fees of $1.6 million to the holders of the Secured Notes who consented to the amendment. The consent fees were capitalized, and through fiscal 1996, were amortized on the effective interest method over the remaining term of the Secured Notes. The remaining unamortized balance of the consent fees was eliminated when the Secured Notes were retired in a restructuring (the "Restructuring") that was completed on July 17, 1996 (see Note 8).

Discount on Secured Notes
-------------------------
In connection with the issuance of the Secured Notes, a discount was recorded to reduce the carrying value of the Secured Notes to their estimated fair value as of December 31, 1991, the fresh start reporting date. The discount resulted in an effective interest yield of 18% for the Secured Notes, and through fiscal 1996, was being amortized as additional interest expense using the effective interest method over the term of the Secured Notes. The remaining unamortized balance of this discount was eliminated when the Secured Notes were retired in the Restructuring on July 17, 1996 (see Note 8).

Income Taxes
------------
The Company recognizes certain revenues and expenses in periods which differ for tax and financial reporting purposes.

Net Income (Loss) Per Common Share
----------------------------------
Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices. Net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding as well as common stock equivalents that would be assumed outstanding are excluded from the net loss per common share computation as they would be anti-dilutive.

As part of the Restructuring, on July 17, 1996, the Company issued an aggregate of 3,680,550 shares of common stock as partial consideration for the retirement of the Secured Notes (see Note 8). These shares represent approximately 50% of the shares of common stock currently outstanding.

Foreign Currency Translation Adjustments
----------------------------------------
The Company translates the balance sheet of its Canadian subsidiary into US dollars at exchange rates in effect as of the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time.

NOTE 3 - REINCORPORATION MERGER

On November 20, 1996, the Company, then known as USTrails, reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc. The reincorporation was effected through a merger (the "Merger") with a newly formed wholly owned subsidiary of USTrails that was approved by USTrails' stockholders at their annual meeting. In the Merger, each share of USTrails common stock, par value $.01 per share ("USTrails Common Stock"), outstanding prior to the Merger was converted into one share of the Company's common stock, par value $.01 per share ("Common Stock"), and each outstanding stock option, warrant or other right to purchase or receive USTrails Common Stock was converted into a similar stock option, warrant or other right to acquire Common Stock. The principal purposes of the Merger were to implement certain transfer restrictions on the Common Stock (see Note 11) and to change USTrails' state of incorporation to Delaware.

NOTE 4 - RESTRUCTURING COSTS

In fiscal 1997, the Company incurred $1.1 million of costs in connection with the consummation of the Restructuring (see Note 8), which are presented as restructuring costs in the accompanying consolidated statement of operations. In connection with the Restructuring, the Company also incurred $3.1 million of costs to obtain a Credit Agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"), which were capitalized as debt issue costs in fiscal 1997. In May 1997, the unamortized balance of these debt issue costs of $1.3 million was charged to expense upon amendment of the Credit Agreement (see
Note 8).

In fiscal 1996, the Company incurred $1.1 million of restructuring costs related to its efforts to restructure the Secured Notes. In fiscal 1995, the Company incurred $922,000 of costs related to expanding its Dallas office and hiring and training new employees. $637,000 of these costs are included in restructuring costs in the accompanying consolidated statement of operations, and $285,000 of these costs were capitalized and are included in buildings and equipment in the accompanying consolidated balance sheets. The Company moved its administrative offices to Dallas during fiscal 1994.

NOTE 5 - RECEIVABLES

CONTRACTS RECEIVABLE

Contracts receivable are summarized as follows (dollars in thousands):

                                          June 30,
                                     -----------------
                                      1997      1996
                                     -------   -------
Contracts receivable -
  Memberships/undivided interests    $11,293   $18,689
  Timeshares and lots                  1,069     2,440
                                     -------   -------
                                      12,362    21,129
Allowance for doubtful accounts       (3,855)   (6,290)
Allowance for interest discount         (455)     (722)
Allowance for collection costs          (464)     (778)
Valuation allowance                     (150)     (262)
                                     -------   -------
                                       7,438    13,077
Interest receivable                       79       142
                                     -------   -------
                                     $ 7,517   $13,219
                                     =======   =======

Contracts Receivable
--------------------
Contracts receivable bear interest at rates which generally range from 9.5% to 16%, with a weighted average stated rate of 13% and 12.9% at June 30, 1997 and 1996, respectively. The obligor's weighted average equity in the contracts receivable at June 30, 1997 and 1996, was 70% and 65%, respectively. As of June 30, 1997, approximately 96% of the campground members and purchasers of resort interests had paid for their membership or resort interest in full.

The Company has no obligation to refund moneys received or to provide further services to purchasers in the event a contract is canceled for the purchaser's nonperformance of contractual obligations. Contracts receivable related to undivided interests, lot sales and timeshare interests are secured by deeds of trust on the related real estate. The Company does not require campground members to provide collateral or other security for related contracts receivable.

Repurchase of Receivables From a Third Party
--------------------------------------------
On March 22, 1995, the Company purchased $3.0 million of contracts receivable from a third party, effective as of June 30, 1994, for $1.6 million. The Company received contracts receivable with a gross balance of $2.0 million and $1.0 million in cash representing principal and interest collections on the contracts receivable from June 30, 1994 to March 22, 1995. The Company recorded the $2.0 million gross balance of the contracts receivable net of an allowance for doubtful accounts of $523,000 and a purchase price discount of $550,000.

These contracts receivable had previously been sold by NACO to the third party. In connection with this sale, a portion of the purchase price was withheld as a dealer holdback against which the purchaser could offset canceled and delinquent contracts receivable. As of March 22, 1995, the canceled and delinquent contracts receivable charged against the dealer holdback had consumed it and a deficiency of $2.7 million existed. Although the Company took the position that it was not liable for the deficiency based upon the terms of certain agreements and releases with the third party, the Company had recorded a contingent liability for the amount of the deficiency. When the Company repurchased the contracts receivable, this contingent liability was released. As a result, the Company reversed the $2.7 million recorded liability and included this amount in nonrecurring income in the accompanying consolidated statement of operations.

Allowance for Doubtful Accounts
-------------------------------
In fiscal 1997, 1996 and 1995, the Company reduced the allowance for doubtful accounts on the contracts receivable by $1.2 million, $5.1 million and $457,000, respectively. These amounts are included in nonrecurring income in the accompanying consolidated statements of operations. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Allowance for Interest Discount
-------------------------------
The allowance for interest discount had a remaining balance of $455,000 and $722,000 at June 30, 1997 and 1996, respectively. Amortization of the allowance for interest discount totaled $267,000, $357,000 and $486,000 for the years ended June 30, 1997, 1996 and 1995, respectively, which increased interest income.

Allowance for Collection Costs
------------------------------
The allowance for collection costs had a remaining balance of $464,000 and $778,000 at June 30, 1997 and 1996, respectively. Amortization of the allowance for collection costs totaled $314,000, $513,000 and $854,000 for the years ended June 30, 1997, 1996 and 1995, respectively, which decreased general and administrative expenses. In fiscal 1995, the Company reduced the allowance for future collection costs by $540,000 more than the normal accrual because the estimated future cost to collect the remaining contracts receivable was less than the amount anticipated when the allowance was recorded. This amount is included in nonrecurring income in the accompanying consolidated statement of operations.

Valuation Allowance
-------------------
The valuation allowance had a balance of $150,000 and $262,000 at June 30, 1997 and 1996, respectively. Amortization of the valuation allowance totaled $112,000, $250,000 and $121,000 for the years ended June 30, 1997, 1996 and
1995, respectively, which increased interest income.

At June 30, 1997, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

                            Memberships
                           and Undivided    Timeshares
                             Interests       and Lots       Total
                           -------------    ----------     -------
        1998                  $ 4,171         $  556       $ 4,727
        1999                    3,452            284         3,736
        2000                    2,470            138         2,608
        2001                    1,025             58         1,083
        2002                      135             25           160
        Thereafter                 40              8            48
                              -------         ------       -------
             Total            $11,293         $1,069       $12,362
                              =======         ======       =======

The Company operates 55 campgrounds located in 17 states and British Columbia, Canada. The largest volume of campground membership sales occurred at campgrounds located in California, and that is where the largest percentage of campground members reside (approximately 37%). As of June 30, 1997, the Company's contracts receivable from members who purchased memberships in the state of California totaled approximately $4.9 million.

MEMBERSHIP DUES RECEIVABLE

In fiscal 1996, the Company increased the allowance for uncollectible dues by $1.0 million, related to certain aged dues accounts that were determined uncollectible in fiscal 1996. This charge is included in nonrecurring expenses in the accompanying consolidated statement of operations.

NOTE 6 - CAMPGROUND AND RESORT PROPERTIES

Campground properties consist of the following (dollars in thousands):

                                                       June 30,
                                                  -------------------
                                                    1997       1996
                                                  --------   --------
                                                            (Restated)
        Land held for sale                        $  6,211   $  5,339
        Campground land at campgrounds where
         right-to-use memberships are sold          11,288     12,030
        Campground land at campgrounds where
         undivided interests were sold               2,071      2,071
        Property and equipment                      35,826     37,138
        Construction in progress                       172         67
        Accumulated depreciation                   (12,804)   (10,336)
                                                  --------   --------
                                                  $ 42,764   $ 46,309
                                                  ========   ========

The Company sells campground memberships that give members the right to use one or more of the Company's campgrounds but do not convey a deeded interest in the campgrounds. Until 1990, the Company also sold campground memberships that gave members a deeded undivided interest in one of six campgrounds. At the six campgrounds where undivided interests were sold, the Company is not required to seek the consent of the campground members to sell or encumber the Company's interest in the campgrounds.

Resort properties consist of the following (dollars in thousands):

                                           June 30,
                                       -----------------
                                        1997       1996
                                       ------     ------
        Land held for sale             $1,171     $1,482
        Timeshare and lot inventory       342      1,159
        Property and equipment             23        311
        Construction in progress                      24
        Accumulated depreciation           (6)       (74)
                                       ------     ------
                                       $1,530     $2,902
                                       ======     ======

The campground and resort properties are encumbered by certain borrowings as described in Note 8.

Over the past several years, the Company has been selling the assets it owns at the resorts. On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory at the resorts to a newly formed corporation owned by two former employees (the "Buyer"). The sales price was $850,000, of which $50,000 was paid in cash at closing with the balance represented by a promissory note in the principal amount of $800,000. The first principal installment on the note of $300,000 was paid by its due date of May 15, 1997, and the remaining $500,000 is due on May 15, 1998. Interest accrues on the note at the rate of 14 1/2% per annum and is payable with the principal installments. The Buyer may extend payment of $150,000 of the second principal installment for up to one year, with interest accruing at 20% per annum. The note is secured by liens on substantially all of the assets of the Buyer, a pledge of the Buyer's outstanding stock, and the personal guarantees of the two shareholders of the Buyer.

A deferred gain of $471,000 recorded in connection with this sale is being recognized on the installment method of accounting as payments on the note are received. The deferred gain has been netted against the principal amount of the note. The net amount is included in inventory and other assets in the accompanying consolidated balance sheet as of June 30, 1997.

NOTE 7 - DEFERRED REVENUE AND SELLING EXPENSES

Deferred revenue is summarized as follows (dollars in thousands):

                                       June 30,
                                  -------------------
                                   1997       1996
                                  -------   ---------
Deferred Revenue -                          (Restated)
   Campground membership sales    $ 6,303    $ 5,838
   Membership dues                 15,611     15,889
   Other                            1,699      1,710
                                  -------    -------
                                  $23,613    $23,437
                                  =======    =======

Components of the change in deferred membership selling expenses and deferred membership sales revenue are as follows (dollars in thousands):


                                            For the years ended June 30,
                                          -------------------------------
                                           1997        1996         1995
                                          -------     -------      ------
                                                    (Restated)  (Restated)
Deferred Membership Selling Expenses,
 beginning of year                        $ 1,244     $   998      $  951

Deferred                                      505         481         219
Recognized                                   (358)       (235)       (172)
                                          -------     -------      ------
  Net change                                  147         246          47
                                          -------     -------      ------
Deferred Membership Selling Expenses,
 end of year                              $ 1,391     $ 1,244      $  998
                                          =======     =======      ======
Deferred Membership Sales Revenue,
 beginning of year                        $ 5,838     $ 4,864      $4,710

Deferred                                    2,131       2,116       1,008
Recognized                                 (1,666)     (1,142)       (854)
                                          -------     -------      ------
  Net change                                  465         974         154
                                          -------     -------      ------
Deferred Membership Sales Revenue,
 end of year                              $ 6,303     $ 5,838      $4,864
                                          =======     =======      ======


NOTE 8 - LONG TERM DEBT

SECURED NOTES

At June 30, 1996, the Company had outstanding $101.5 million principal amount of Secured Notes, which were retired in full on July 17, 1996 (see "Secured Note Restructuring" below). The original principal amount of the Secured Notes was recorded net of a discount to yield an effective interest rate of 18%. During the years ended June 30, 1996 and 1995, $4.2 million and $4.6 million, respectively, of this discount was amortized as additional interest expense.

The Secured Notes bore interest at 12% per annum, payable semi-annually on January 15 and July 15 of each year. The Company was required to redeem $18.6 million in principal amount of Secured Notes on each of July 15, 1995, 1996 and 1997, with the remaining unpaid principal due at maturity on July 15, 1998. The Secured Notes were secured by substantially all of the assets of the Company.

On July 15, 1995, the Company made the mandatory redemption of $18.6 million principal amount of Secured Notes. On January 31, 1996, the Company repurchased $7.4 million principal amount of Secured Notes from unrelated sellers for $5.3 million, including accrued interest. The Company recognized a gain of $1.4 million on this transaction, which is presented as an extraordinary item in the accompanying consolidated statement of operations. No taxes were provided as cancellation of debt income is not included in taxable income to the extent that the Company's liabilities exceeded the value of its assets immediately prior to the acquisition of the Secured Notes.

SECURED NOTE RESTRUCTURING

On July 17, 1996, the Company consummated the Restructuring of the Secured Notes, whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. In the Restructuring, the Company purchased $10,070,000 in aggregate principal amount of Secured Notes pursuant to a tender offer for $780 per $1,000 principal amount, and exchanged $81,790,000 in aggregate principal amount of Secured Notes pursuant to a private exchange offer for, in each case per $1,000 in principal amount: $400 in cash, $492 in principal amount of 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") and 45 shares of Common Stock. The remaining $9,598,000 in aggregate principal amount of Secured Notes were redeemed at 100% of principal amount, plus accrued interest. In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill.

The Restructuring was accounted for as a Troubled Debt Restructuring, whereby the restructured debt was recorded at the carrying value of the old debt and no gain or loss was recorded on the transaction. A deferred gain of $303,000 recorded in connection with the Restructuring is being amortized as a reduction of interest expense using the effective interest method over the term of the PIK Notes.

CREDIT AGREEMENT WITH FOOTHILL

In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time could not exceed $35.0 million. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement.

The Company incurred debt issue costs of $3.1 million related to obtaining the original Credit Agreement. These costs, which were capitalized, included prepaid interest, legal costs, financial advisory fees and other direct costs of obtaining the loans.

On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which significantly modified its original terms. The amendment reduced the maximum availability under the revolving portion of the Credit Agreement to $20.0 million, decreased the interest rate payable thereunder from prime plus 2 3/4% per annum to prime plus 1 1/2% per annum, and reduced or eliminated certain fees. The amendment also permitted the Company to borrow up to $12.0 million to repurchase the principal amount of PIK Notes, and up to $750,000 to pay accrued interest on the PIK Notes repurchased. As a result of such amendment and repurchases of PIK Notes (see discussion below), as of June 30, 1997, the Company had an outstanding term loan totaling $28,000 and a revolving loan in the maximum amount of $19.3 million, of which $14.1 million was outstanding and $5.2 million was available for borrowing. Because of the substantial modifications made to the original Credit Agreement, the amendment of the Credit Agreement was accounted for as an extinguishment of debt and the remaining unamortized balance of the original debt issue costs of $1.3 million was charged to expense and recorded as a loss on extinguishment of debt. This $1.3 million charge has been presented as a nonrecurring expense in the accompanying consolidated statement of operations, offsetting a $1.2 million gain resulting from the PIK Note repurchases, as further discussed below.

The Company must use all collections of principal and interest on the contracts receivable, which are estimated to be $4.7 million in fiscal 1998, and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The remaining borrowings under the Credit Agreement must be paid in full on July 16, 1999. Availability of such working capital is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement. In addition, the Company's subsidiaries other than an immaterial utility subsidiary have guaranteed the Company's obligations under the Credit Agreement and, subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

PIK NOTES AND PIK NOTE REPURCHASES

In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes which mature on July 15, 2003. The PIK Notes bear interest at (i) 17 1/2% per annum through January 15, 1998 (the "Initial Period"), and (ii) 12% per annum thereafter. Upon issuance, the holders of the PIK Notes were paid prepaid interest in the amount of $40.59 per $1,000 of principal amount (the "Prepaid Interest") representing the incremental 5 1/2% per annum of interest during the Initial Period. With the exception of the Prepaid Interest, interest on the PIK Notes is due semiannually on January 15 and July 15 and is payable in the form of additional PIK Notes (the "Secondary Notes") as long as borrowings remain outstanding under the Credit Agreement. After the borrowings under the Credit Agreement are repaid in full, the Company has the option to issue Secondary Notes in lieu of cash payment of interest through July 15, 2000. After July 15, 2000, interest on the PIK Notes must be paid in cash.

On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. The Company made these repurchases at an average price of $897 per $1,000 of principal amount in a Dutch auction available to all holders of PIK Notes. The Company borrowed the $12.6 million it used for these repurchases under the amended Credit Agreement. Because the Credit Agreement was amended primarily to provide the funding for the PIK Note repurchases, the $1.2 million gain resulting from the PIK Note repurchases was netted with the $1.3 million loss on the debt extinguishment discussed above. The net $132,000 loss has been presented as a nonrecurring expense in the accompanying consolidated statement of operations.

The Indenture for the PIK Notes provides holders of PIK Notes with the right to have their notes repurchased at 101% of principal amount plus interest in the event of a Change of Control (as defined). The Indenture also requires the Company to apply certain asset sales proceeds to the retirement of the PIK Notes in certain circumstances, subject to the rights of Foothill to repayment in connection with asset sales. The Indenture does not contain financial covenants, but it does prohibit the Company from borrowing from other sources in significant amounts except for the Credit Agreement with Foothill, a $10.0 million replacement working capital facility and equipment purchases.

The PIK Notes were guaranteed by the Company's subsidiaries other than an immaterial utility subsidiary and are presently unsecured. However, upon payment in full of all of the Company's obligations under the Credit Agreement, the PIK Notes will be secured by the same assets as then secure the Credit Agreement other than cash and cash equivalents and other assets required to secure any refinancing or replacement of the borrowings provided by the Credit Agreement for working capital purposes. This replacement credit facility may be secured by substantially all of the assets of the Company and its subsidiaries other than certain excluded assets, provided it does not exceed $10.0 million in principal amount. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement, and any mortgages on the Company's campgrounds that are granted in the future to secure the Company's obligations under the PIK Notes, contain or will contain nondisturbance provisions designed to protect the rights of the campground members.

NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (dollars in thousands):

                                            June 30,
                                          -------------
                                           1997   1996
                                          ------ ------
Real estate mortgages, interest payable
 at fixed rates ranging from 7.0% to
 12% due through May 2012                 $ 381  $  867
Note payable with interest at
 escalating rates ranging from 8.9% to
 10.4%, semi-annual payments due
 through February 2008                      223     235
                                          -----  ------

                                          $ 604  $1,102
                                          =====  ======

Real estate mortgages totaling $2.5 million were eliminated in connection with the abandonment of two operating campgrounds in the Fall of 1995.

BALANCE SHEET PRESENTATION

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of June 30, 1997 and 1996 (dollars in thousands):

                                              June 30,
                                          ----------------
                                           1997     1996
                                          -------  -------
CURRENT PORTION OF LONG TERM DEBT:
Borrowings under Credit Agreement         $ 5,799
Secured Notes, net of discount of $7.1
 million                                           $28,264
Notes and mortgages payable                    65      266
                                          -------  -------

                                          $ 5,864  $28,530
                                          =======  =======
LONG TERM DEBT:
Borrowings under Credit Agreement         $ 8,298
PIK Notes, including deferred gain of
 $.2 million                               29,393
Secured Notes                                      $66,086
Notes and mortgages payable                   539      836
                                          -------  -------

                                          $38,230  $66,922
                                          =======  =======

Total long term debt                      $44,094  $95,452
                                          =======  =======

The following table presents scheduled maturities of the principal amount of the Company's outstanding debt as of June 30, 1997 (dollars in thousands):

               Year ending
                 June 30,             Amount
         -----------------------      -------
         1998                         $ 5,864
         1999                           7,123
         2000                           1,334
         2001                              94
         2002                              50
         Thereafter                    29,449
                                      -------
                                       43,914
         Deferred gain                    180
                                      -------
                                      $44,094
                                      =======

NOTE 9 - INCOME TAXES

The Company and its subsidiaries have entered into tax sharing agreements, pursuant to which they file federal income tax returns on a consolidated basis and allocate tax benefits and liabilities as provided in the agreements. The agreements generally provide that a subsidiary will reimburse or be reimbursed by the Company in an amount equal to 100% of any tax amounts that would have been due or refundable, calculated as if the subsidiary were a stand-alone taxpayer.

[CAPTION]

The differences, expressed as a percentage of pretax loss, between statutory and effective federal income tax rates are as follows:

                                            For the years ended June 30,
                                            ----------------------------
                                             1997      1996       1995
                                            -------   ------     -------
                                                    (Restated) (Restated)
        Statutory tax rate                   34.0%     34.0%     (34.0)%
        Provision for state income taxes      3.5       3.6        2.2
        Alternative minimum taxes             1.7
        Unrecordable net operating loss     (34.0)    (34.0)      34.0
                                            ------    ------     ------
       Effective tax rate                     5.2%      3.6%       2.2%
                                            ======    ======     ======

At June 30, 1997, the Company had an estimated net operating tax loss carryforward of $47.9 million, expiring in years 2007 through 2011, as follows (dollars in thousands):


               Year Ending           Amount
                 June 30,           Expiring
               -----------          --------
                   2007             $  9,006
                   2008                5,897
                   2009               11,215
                   2010               16,147
                   2011                5,655
                                    --------
                                    $ 47,920
                                    ========

Components of deferred income taxes are as follows (dollars in thousands):


                                                  June 30,
                                            --------------------
                                              1997        1996
                                            --------    --------
                                                       (Restated)
DEFERRED TAX LIABILITIES:
  Property Basis Differences                 ($2,717)    ($2,872)
  Purchase Discount Amortization                (160)       (342)
  Bad Debt Provision                          (2,017)     (1,956)
                                            --------    --------
                                              (4,894)     (5,170)
                                            --------    --------

DEFERRED TAX ASSETS:
  Membership sales                             1,670       1,562
  Secured Note Offering Costs and
   Consent Fee Amortization                       81         305
  Deferred Gain on Secured Notes                 788       1,231
  PIK Note Interest                            1,572
  Unpaid Expenses                              3,454       4,387
  Restructuring Costs                          1,675       1,936
  Deferred Revenue                               553         536
  Net Operating Loss                          17,022      19,917
  Other                                           40         516
                                            --------    --------
                                              26,855      30,390
                                            --------    --------
Net Deferred Tax Asset                        21,961      25,220
  Valuation Account                          (21,961)    (25,220)
                                            --------    --------
Net Deferred Tax Asset                      $      0    $      0
                                            ========    ========


SFAS No. 109, which provides guidance on reporting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred liabilities and, as a result, the Company has not recorded any liability or asset for deferred taxes as of June 30, 1997 or 1996.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Lease Commitments
-----------------
The Company leases equipment and facilities under non-cancelable operating leases with terms in excess of one year. At June 30, 1997, the Company's future obligations under non-cancelable operating leases were as follows (dollars in thousands):

                 Year ending
                  June 30,      Amount
                 -----------    ------
                    1998         $730
                    1999          565
                    2000          262
                    2001          125
                    2002          108

Accrued Construction Costs
--------------------------
At June 30, 1997, the Company had a recorded liability of $2.8 million for amounts necessary to complete certain improvements at the resorts as provided in registration statements filed with the US Department of Housing and Urban Development. The costs of such improvements are based upon engineering estimates and are classified as a current liability in the accompanying consolidated balance sheets.

CEO Bonus Accrual
-----------------
The employment agreement between the Company and its Chief Executive Officer ("CEO") provided that the CEO would receive a one-time bonus equal to between 4% and 6% of the amount by which the enterprise value of the Company (including the value of its debt and equity securities) exceeded $75.0 million at the time the CEO elected to receive the bonus. The bonus would have been adversely affected by the consummation of the Restructuring. As a result, on June 29, 1996, the CEO exercised his right to receive the bonus and became entitled to $1,270,589, of which $952,927 was paid on July 9, 1996 and $317,662 was paid on May 11, 1997. The Company obtained an irrevocable standby letter of credit on which the CEO could draw payment if the Company failed to pay the bonus after receiving a request from the CEO. The letter of credit was secured by a $1.5 million cash deposit, which was reduced to $317,662 after the payment of the initial bonus amount, and released in February 1997. The Company accrued the entire amount of the bonus at June 30, 1996, which is included in nonrecurring expenses in the Company's consolidated statement of operations.

CONTINGENCIES

Self Insurance
--------------
The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $2.0 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million and $1.6 million at June 30, 1997 and 1996, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is determined based on actuarial estimates.

The Company also has employee benefit plans that are funded primarily through employer and employee contributions (see Note 15).

Workers' Compensation Insurance
-------------------------------
During fiscal 1997, the Company determined that it is entitled to refunds of $865,000 in future periods for deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims. At June 30, 1997, the Company recorded the refundable amount as an asset, resulting in nonrecurring income of $865,000.
The refundable amount is included in other assets in the accompanying consolidated balance sheet as of June 30, 1997.

In fiscal 1996, the Company changed its method of determining workers' compensation premiums, whereby it no longer records the cost of such premiums based on estimates that are subject to potential audit adjustments at year-end. As a result, in fiscal 1996, the Company reversed its recorded contingent liability related to workers' compensation premium audits. The $799,000 reversal amount is included in nonrecurring income in the accompanying consolidated statement of operations.

Declining Membership Base
-------------------------
The Company derives a significant portion of its ongoing operating revenue from its campground members (89% in fiscal 1997). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 6% per year. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels.

Environmental Issues
--------------------
Certain environmental issues may exist at some of the Company's campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation
----------
The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

USTrails issued 3,702,726 shares of USTrails Common Stock in connection with its emergence from bankruptcy on December 31, 1991. USTrails issued an additional 3,680,550 shares of USTrails Common Stock in the Restructuring on July 17, 1996 (see Note 8). Upon the completion of the Company's reincorporation merger on November 20, 1996, the former USTrails Common Stock was exchanged for the Company's Common Stock (see Note 3). Transfer of the Common Stock is subject to transfer restrictions that are described below.

Transfer of Common Stock is subject to restrictions designed to avoid an "ownership change" within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions are set forth in
Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the board of directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Common Stock,
(ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

The Company's Restated Certificate of Incorporation provides for the issuance of 15,000,000 shares of Common Stock, par value of $.01 per share. In addition, the Company's Restated Certificate of Incorporation provides for the issuance of 1,500,000 shares of preferred stock, par value $.01 per share, none of which have been issued to date.

On December 31, 1991, the Company issued warrants to acquire 194,521 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In June 1992, the Company issued warrants to acquire 290,314 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In March 1994, the Company issued warrants to acquire 10,170 shares of Common Stock at $1.625 per share. These warrants expire on March 31, 1999. To date, none of these warrants have been exercised. The Company has also granted stock options to the Company's CEO, other key employees, and non-employee directors (see Note 14).

Since inception, the Company has not paid any dividends. The Indenture for the Secured Notes, which was discharged in the Restructuring on July 17, 1996, prohibited the Company from paying any cash dividends on the Common Stock until the Secured Notes were repaid. In addition, the Credit Agreement with Foothill prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill until the borrowings under the Credit Agreement are repaid, and the Indenture for the PIK Notes prohibits the payment of any cash dividends on the Common Stock until the PIK Notes are repaid.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95 "Statement of Cash Flows" are presented below for the years ended June 30, 1997 and 1996 (dollars in thousands):

                                               1997
                                             --------
  Non-cash transactions related to the
   Restructuring (see Note 8)
  ----------------------------------------
  Retirement of Secured Notes                $(44,181)
  Issuance of PIK Notes                        40,521
  Issuance of Common Stock                      2,990
  Write-off of unamortized portion of
   consent fees                                   670

  Non-cash transactions related to the
   timeshare sale (see Note 6)
  ----------------------------------------
  Note receivable from Buyer                 $    800
  Deferred gain                                  (471)
  Book value of timeshare inventory sold          (58)
  Book value of fixed assets sold                (165)
  Net receivables written off                    (156)

  Non-cash payment of PIK Note interest
  ----------------------------------------
  PIK Notes issued in lieu of cash
   interest payment                          $  2,372


                                               1996
                                             --------
  Abandonment of two operating
   campgrounds and elimination of related
   nonrecourse obligations (see Note 8)      $  2,518


The Company did not have any non-cash investing or financing activities during the year ended June 30, 1995.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF
          FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires an entity to disclose the estimated fair value of its financial instrument assets and liabilities. Significant estimates and present value calculations were used by the Company for purposes of this disclosure. The estimated fair values of the Company's financial instruments at June 30, 1997 and 1996, as well as their carrying amounts as reported in the accompanying consolidated balance sheets, are as follows (dollars in thousands):

                                                        June 30, 1997      June 30, 1996
                                                      -----------------  -----------------
                                                      Carrying   Fair    Carrying   Fair
                                                       Amount    Value    Amount    Value
                                                      -------   -------  --------  -------
         FINANCIAL ASSETS:
         Cash and Cash Equivalents
                                                      $ 1,343   $ 1,343   $37,403  $37,403

         Restricted Cash                                1,407     1,407     2,912    2,912

         Contracts Receivable                          12,441              21,271
         Less: allowances and discount                 (4,924)             (8,052)
                                                      -------             -------
                                                        7,517     7,500    13,219   13,600

         FINANCIAL LIABILITIES:
         Secured Notes, net of discount                     -         -    94,350   80,743

         Borrowings under Credit Agreement             14,097    14,097         -        -

         PIK Notes                                     29,393    26,204         -        -

         Notes and Mortgages                              604       604     1,102    1,000


The following methods and assumptions were used to estimate the fair value of each class of the Company's financial instruments at June 30, 1997 and 1996, for which it is practical to estimate that value.

Cash and Cash Equivalents, Restricted Cash and Borrowings under Credit Agreement
--------------------------------------------------------------------------------
The carrying amount approximates fair value because of the short maturity of these instruments.

Contracts Receivable
--------------------
The fair value of contracts receivable was estimated by discounting the future cash flows using the current rates at which the Company estimates a similar loan portfolio would be purchased by a willing third party, after considering risk factors regarding collectibility and future collection costs.

Secured Notes
-------------
The fair value of the Secured Notes was estimated using (i) $18.6 million for the mandatory redemption of Secured Notes due on July 15, 1996, and for the balance, (ii) quoted market prices for the Company's securities at the balance sheet date. These quoted prices may not represent actual transactions.

PIK Notes
---------
The fair value of the PIK Notes is estimated using the weighted average price the Company paid to repurchase PIK Notes on June 25, 1997, in a Dutch auction.

Notes and Mortgages
-------------------
The fair value of notes and mortgages is estimated based on the borrowing rates currently available for bank loans with similar terms and average maturities.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. Additionally, lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated values.

The Company did not have any financial instruments as of the balance sheet dates presented that were held for trading purposes.

NOTE 14 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

CEO Options
-----------
Upon consummation of the Restructuring, on August 1, 1996, the Company's CEO was granted options to purchase 664,495 shares of Common Stock at $0.69 per share. The grant of these options was approved by the Company's stockholders at their annual meeting. These options are 100% vested and are exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, is subject to restrictions designed to prevent an "ownership change" for federal tax purposes (see Note
11).  To date, none of these options have been exercised.

1991 Employee Plan
------------------
Effective December 31, 1991, the Company adopted the 1991 Employee Stock Incentive Plan (the "1991 Employee Plan") to enable the Company and its subsidiaries to attract, retain and motivate their officers, employees and directors. Awards under the 1991 Employee Plan may take various forms, including (i) shares of Common Stock, (ii) options to acquire shares of Common Stock ("Options"), (iii) securities convertible into shares of Common Stock,
(iv) stock appreciation rights, (v) phantom stock or (vi) performance units. Options granted under the 1991 Employee Plan may be (i) incentive stock options ("ISOs"), which have certain tax benefits and restrictions, or (ii) non-qualified stock options ("Non-qualified Options"), which do not have any tax benefits and have few restrictions.

The Compensation Committee, or in certain circumstances, the Board of Directors may grant awards under the 1991 Employee Plan until December 30, 2001. The recipient of an award duly granted on or prior to such date may thereafter exercise or settle it in accordance with its terms, although the Company may not issue any shares of Common Stock pursuant to any award after December 30, 2011.

The Board of Directors may amend or terminate the 1991 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, and (ii) an amendment will not be effective until the stockholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires stockholder approval or if Rule 16b-3 requires stockholder approval.

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. In fiscal 1993, the Company granted 285,000 ISOs to key employees with an exercise price of $2.50 per share. Of these 285,000 ISOs, 190,000 were canceled in fiscal 1995 and fiscal 1996 as a result of employees leaving the Company, and the remaining 95,000 were canceled in fiscal 1996 in connection with the grant of replacement options issued under the 1993 Stock Option and Restricted Stock Purchase Plan discussed below. In September 1995, the Company granted key employees ISOs covering 140,000 shares with an exercise price of $.625 per share, and in January 1996, the Company granted certain non-employee directors Non-qualified Options to purchase 20,000 shares with an exercise price of $.81 per share. In September 1996, the Company granted key employees ISOs covering 60,000 shares and one non-employee director Non-qualified Options covering 5,000 shares, each with an exercise price of $.80 per share. In November 1996, the Company granted certain non-employee directors Non-qualified Options covering 20,000 shares, each with an exercise price of $1.08 per share. To date, 245,000 options are outstanding under the 1991 Employee Plan and none have been exercised. 105,000 of these options are fully vested, and 140,000 of these options are 66 2/3% vested. All of the outstanding options are fully vested, and they have a term of 10 years from the date of grant.

1993 Employee Plan
------------------
On December 2, 1993, the Company adopted the 1993 Stock Option and Restricted Stock Purchase Plan (the "1993 Employee Plan") in order to enable the Company and its subsidiaries to attract, retain and motivate their officers and employees. Awards under the 1993 Employee Plan are restricted to (i) awards of the right to purchase shares of Common Stock ("Stock Awards"), or (ii) awards of Options, which may be either ISOs or Non-Qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-Qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee, or in certain circumstances, the Board of Directors may grant awards under the 1993 Employee Plan until October 20, 2003. The termination of the 1993 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1993 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, (ii) an amendment will not be effective until the stockholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires stockholder approval or if Rule 16b-3 requires stockholder approval and (iii) the stockholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. The 1993 Employee Plan, however, limits the number of shares of Common Stock with respect to which awards can be made in any calendar year to any one participant to 200,000 shares. In May 1996, the Company granted 95,000 ISOs under the 1993 Employee Plan at an exercise price of $.59 per share, contingent upon the termination of an equal number of ISOs granted under the 1991 Employee Plan at an exercise price of $2.50 per share. In September 1996, the Company granted key employees ISOs covering 175,000 shares with an exercise price of $.80 per share. To date, 266,500 options are outstanding under the 1993 Employee Plan and 3,500 options have been exercised. All of the outstanding options are fully vested, and they have a term of 10 years from the date of grant.

Director Plan
-------------
On December 2, 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan"), which provides for the grant of Non-Qualified Options to non-employee directors of the Company. The Company reserved 50,000 shares of Common Stock for issuance under the Director Plan. In January 1995, the non-employee directors of the Company were granted Non-Qualified Options covering 20,000 shares with an exercise price of $.79 per share. In November 1996, the non-employee directors of the Company were granted Non-qualified Options covering 25,000 shares with an exercise price of $1.08 per share. Prior to this grant, after approval by the Board of Directors, four of the non-employee directors had voluntarily terminated options for 20,000 shares that were granted in December 1994 with an exercise price of $2.75 per share. To date, 45,000 options are outstanding under the Director Plan and none have been exercised. All of these options are fully vested, and they have a term of 10 years from the date of grant.

The Director Plan is designed to be a "formula plan," pursuant to which each non-employee director will automatically receive a grant of Non-Qualified Options to purchase 5,000 shares of Common Stock on the day immediately after each annual meeting of the stockholders at which directors are elected, beginning with the annual meeting held in December 1993. If on any such day, the number of shares of Common Stock remaining available for issuance under the Director Plan is insufficient for the grant of the total number of Non-qualified Options to which all participants would otherwise be entitled, each participant will receive Non-qualified Options to purchase a proportionate number of the available number of remaining shares. The exercise price of each Non-Qualified Option is required to be equal to the fair market value on the date of grant of such Option as determined under the Director Plan. Generally, the Director Plan specifies that such fair market value is the average trading price of the Common Stock during the period beginning 45 days before the date of grant and ending 15 days before the date of grant.

SFAS 123 Disclosures
--------------------
As allowed under SFAS 123, the Company follows the accounting treatment prescribed by APB 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation cost was recognized in connection with the grant of options during the periods presented. Had compensation cost for the stock options issued been based on the fair value at the grant dates for those issuances consistent with SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1997 and 1996, would have been $6.4 million or $.79 per share, and $1.0 million or $.29 per share, respectively.

Pro forma results under SFAS 123 in fiscal 1997 and 1996 are not likely to be representative of future pro forma results because, for example, additional awards may be made in future years.

Set forth below is a summary of awards of stock options made by the Company for the years ended June 30, 1997, 1996 and 1995, and awards outstanding as of the end of those years:

                                                                Years ended June 30,
                               ---------------------------------------------------------------------------------
                                         1997                            1996                           1995
                               -------------------------       ----------------------    -----------------------
                                                Weighted                     Weighted                  Weighted
                                                Average                      Average                  Average
                                                Exercise                     Exercise                  Exercise
                               Shares           Price            Shares      Price         Shares      Price
                             ----------       -----------      ---------   -----------   ---------  ------------
Options outstanding,
 beginning of year             295,000            $ .78         291,000         $2.40     310,000         $2.52
  Options granted              949,495              .74         255,000           .63      20,000           .79
  Options canceled             (20,000)            2.75        (251,000)         2.50     (39,000)         2.50
  Options exercised                 --                               --                        --
                             ---------                         --------                  --------
Options outstanding, end
 of year                     1,224,495              .71         295,000           .78     291,000          2.40
                             =========                         ========                  ========
Options exercisable, end
 of year                     1,131,171              .72         155,000           .92     208,984          2.37
                             =========                         ========                  ========

Shares available for
 grant, end of year             67,699              n/a         332,699           n/a     336,699           n/a
                             =========                         ========                  ========

The weighted-average fair value of stock options granted by the Company during the years ended June 30, 1997 and 1996 was $.38 and $.37, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
(1) a risk-free interest rate of 6.19% for fiscal 1997 and 6.66% for fiscal 1996, (2) an expected life of three years for fiscal 1997 and four years for fiscal 1996, (3) expected volatility of 72.5% for fiscal 1997 and 71.58% for fiscal 1996, and (4) no dividend yield, as the Company has not paid any dividends since inception, and both the Credit Agreement and the Indenture for the PIK Notes prohibit or substantially limit the payment of cash dividends.

The following table summarizes information about the Company's stock options outstanding at June 30, 1997:

                                          Options Outstanding                                Options Exercisable
                              ----------------------------------------------          -----------------------------------
                                                  Weighted-
                                                   Average         Weighted-                                    Weighted-
                                  Number          Remaining         Average               Number                 Average
      Range of                Outstanding at     Contractual        Exercise           Exercisable at            Exercise
       Prices                     6/30/97            Life            Price                6/30/97                 Price
     ---------                --------------    -------------     ----------          ---------------         -----------
OPTION PLANS:

$.59 - $1.08                       560,000       8.83 years           $.74                  466,676                 $.77

CEO OPTIONS:

   $.69                            664,495       9.08 years           $.69                  664,495/1/              $.69
                              ------------                                             ------------

                                 1,224,495      8.97 years           $.71                1,131,171                 $.72
                              ============                                             ===========

/1/ As previously discussed, the options granted to the Company's CEO, although 100% vested, are subject to restrictions designed to prevent an "ownership change" for federal tax purposes.

WARRANTS

On December 31, 1991, the Company issued warrants to acquire 194,521 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In June 1992, the Company issued warrants to acquire 290,314 shares of Common Stock at $4.24 per share. These warrants expire on June 30, 1999. In March 1994, the Company issued warrants to acquire 10,170 shares of Common Stock at $1.625 per share. These warrants expire on March 31, 1999. To date, 494,922 warrants are outstanding and none have been exercised.

The following table summarizes information about the Company's warrants outstanding at June 30, 1997:


                                                   Warrants Outstanding                              Warrants Exercisable
                                    ---------------------------------------------------         --------------------------------
                                                            Weighted-
                                                             Average          Weighted-                               Weighted-
                                         Number             Remaining          Average            Number               Average
                                     Outstanding at        Contractual        Exercise          Exercisable           Exercise
               Price                    6/30/97               Life             Price             at 6/30/97            Price
             ---------               --------------        -----------       ----------        -------------         -----------
               $4.24                       484,835           2 years            $ 4.24             484,835               $ 4.24

              $1.625                        10,170        1.75 years            $1.625              10,170               $1.625


NOTE 15 - EMPLOYEE BENEFIT PLANS

Flexible Benefits Plan Trust Fund
---------------------------------
Effective July 1, 1992, the Company established a trust to fund the Company's employee benefit plans (the "Trust Fund"). The benefit plans (collectively, the "Plans") include the Company's medical plan, dental plan, disability plan, life insurance plan, and accidental death and dismemberment plan, and any other employee welfare benefit plan permissible under Section 3(1) of the Employee Retirement Income Security Act of 1974. The Company has adopted a flexible benefits plan established pursuant to Section 125 of the Code to furnish eligible employees with a choice of receiving cash or certain statutory taxable or non-taxable benefits under the above benefit plans.

The medical and dental benefits provided to the Company's employees under the Plans are funded primarily through employer and employee contributions to the Trust Fund. In addition, the Company has purchased a stop loss insurance policy which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated future claims of $1.4 million and $1.8 million at June 30, 1997 and 1996, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans. During fiscal 1997, the Company determined that its actual claims experience for certain previous years was significantly below the estimates for those years. As a result, the Company reduced its liability for its estimated future claims by $611,000, which is reflected as nonrecurring income in the accompanying consolidated statement of operations for the year ended June 30, 1997.

The Company from time-to-time makes contributions to the Trust Fund, which are irrevocable. Trust assets may not revert to or inure to the benefit of the Company. Neither the Company, administrator, nor trustee is responsible for the adequacy of the Trust Fund.

While the trustee has virtual plenary authority to manage and invest trust assets, the trustee is required to use trust assets and income exclusively to provide benefits under the Plans and to defray reasonable expenses of administering the Plans.

Employees Savings Trust
------------------------
Effective July 1, 1994, the Company adopted the Thousand Trails, Inc. Employees Savings Trust for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling $154,000 for the year ended June 30, 1997, and has committed to make matching contributions for the year ended June 30, 1998, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant's annual compensation (or a maximum of 1.8% of the participant's annual compensation). Employer contributions are subject to a seven-year vesting schedule.

NOTE 16 - INDUSTRY SEGMENT INFORMATION

The Company's operations are classified into two business segments: campgrounds and resorts. Operations within the campground segment include (i) the sale of memberships which entitle the member to use certain campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, (iii) net revenues earned from the reciprocal use program conducted by RPI, (iv) net revenues earned from operations at the campgrounds, and (v) net fees earned from the management of campgrounds owned by third parties. The Company's resort operations have historically included the sale of timeshare interests in fully furnished vacation homes, management of the timeshare facilities, and the sale of lots at certain resorts. In November 1996, the Company sold the timeshare operations and timeshare inventory at the resorts. The Company's current operations at the resorts consist of the sale of lots at certain resorts and the operation of the common amenities at one resort which are not material to the Company's consolidated operations. The Company has sold significant resort assets in the last three years and plans to dispose of the remaining resort assets over the next several years.

Operating earnings by business segment are defined as membership dues and other operating revenue less operating expenses. Sales are separately identified. Income and expenses not allocated to business segments include interest income, interest expense, corporate administrative costs, and other income and expenses.

Identifiable assets are those assets used exclusively in the operations of each business segment. Industry segment information is not presented for the year ended June 30, 1997, because revenues and identifiable assets related to the resort operations during that year are less than 10% of the related consolidated amounts. Separate information regarding the Canadian operations is not presented as revenues and identifiable assets related to the Canadian operations for the periods presented are less than 10% of the related consolidated amounts.

The following tables show sales, operating earnings (loss) and other financial information by industry segment for the years ended June 30, 1996 and 1995, as restated to reflect a change in accounting method for the recognition of revenue from campground membership sales (see Note 1) (in thousands):

                                               Year ended June 30, 1996
                            -------------------------------------------------------------
                             Campground    Resort        Corporate and
                             Operations  Operations          Other          Consolidated
                            ------------ -----------     -------------     --------------
                                                  (Restated)
Operating revenues              $59,816      $6,975                             $ 66,791
Sales                             1,656       1,357                                3,013
Operating earnings (loss)        11,910          35         ($12,185)               (240)
Identifiable assets              66,953       4,705           39,973             111,631
Depreciation                      2,209         123              534               2,866
Capital expenditures                621         366               35               1,022


                                              Year ended June 30, 1995
                            -------------------------------------------------------------
                             Campground    Resort        Corporate and
                             Operations  Operations          Other          Consolidated
                            ------------ -----------     -------------     --------------
                                                  (Restated)
Operating revenues              $61,431      $8,095                             $ 69,526
Sales                             1,626       2,448                                4,074
Operating earnings (loss)         6,569         418         ($18,560)            (11,573)
Identifiable assets              76,564       9,012           51,941             137,517
Depreciation                      1,940         165              486               2,591
Capital expenditures              3,984         998              750               5,732

NOTE 17 - INDEMNIFICATION ARRANGEMENTS

Under its By-laws, the Company must indemnify its present and former directors and officers for the damages and expenses that they incur in connection with threatened or pending actions, suits or proceedings arising because of their status as directors and officers, provided that they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the Company (or with respect to any criminal action or proceeding, provided that they had no reasonable cause to believe that their conduct was unlawful). In connection with this indemnification obligation, the Company has entered into indemnification agreements with its directors and officers.

The Company must advance funds to these individuals to enable them to defend any such threatened or pending action, suit or proceeding. The Company cannot release such funds, however, until it receives an undertaking by or on behalf of the requesting individual to repay the amount if a court of competent jurisdiction ultimately determines that such individual is not entitled to indemnification. In connection with this obligation, the Company and Trails established trusts (the "Indemnification Trusts") that will reimburse their present and former directors and officers for any indemnifiable damages and expenses that they incur and that will advance to them defense funds. In 1991, the Company and Trails contributed $500,000 and $300,000, respectively, to the Indemnification Trusts. Pursuant to the trust agreements, interest on the trust estates will become part of the trust estates. The Indemnification Trusts will terminate on the earlier of (i) the execution by a majority of the beneficiaries of a written instrument terminating the trusts, (ii) the exhaustion of the entire trust estates, or (iii) the expiration of ten years from the establishment of the trusts. The Indemnification Trusts may not terminate, however, if there is pending or threatened litigation with respect to a claim by a beneficiary against the Indemnification Trusts, until (i) a final judgment in such proceeding, (ii) the execution and delivery of a statement by such beneficiary that assertion of a threatened claim is unlikely, or (iii) the expiration of all applicable statutes of limitations. The Company possesses a residuary interest in the trust estates upon termination of the Indemnification Trusts. NACO also has indemnification obligations to its directors and officers. In connection therewith, NACO contributed $200,000 to a trust. This trust will reimburse NACO directors and certain officers for any indemnifiable damages and expenses that they incur and will advance defense funds to them.

The trust assets, which totaled $1.4 million at June 30, 1997, are included in other assets in the accompanying consolidated balance sheets.

NOTE 18 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

All of the Company's wholly owned subsidiaries (other than an inconsequential utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the PIK Notes that were issued on July 17, 1996, as well as the PIK Notes issued in lieu of cash payment of interest (see Note 8).

The following condensed consolidating balance sheets and statements of operations present the financial position and results of operations of the Company ("TTI"), NACO, RPI and Wilderness Management, and the eliminations necessary to arrive at the information for the Company on a consolidated basis, as of and for the years presented. Such financial information has been restated to reflect a change in accounting method for the recognition of revenues from campground membership sales (see Note 1). Prior to July 16, 1996, when Trails was merged into the Company, Trails was a separate corporation. Therefore, the financial position and results of operations of Trails as of and for the years ended June 30, 1996 and 1995, have been presented in a separate column. The assets and operations of Wilderness Management are not material and have therefore been combined with the balances of RPI. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management believes such information is not material to investors. These condensed consolidating financial statements are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

All of the Company's debt and equity interests in the Subsidiary Guarantors has been pledged by the Company to secure its obligations under the Credit Agreement. In the event of a default and foreclosure under the Credit Agreement, distributions from, and the assets of, the Subsidiary Guarantors may not be available to satisfy other obligations of the Company, including the obligations of the Company to the holders of the PIK Notes.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1997
                             (Dollars in thousands)

                                                                  RPI AND           ELIMI-
                                             TTI       NACO     WILDERNESS(e)       NATIONS          TOTAL
                                          ---------- ---------  -------------    -----------       ---------
ASSETS
CURRENT ASSETS -
  Cash and cash equivalents               $    787   $    484       $   72                          $  1,343
  Current portion of receivables, net        2,768        438                    $    (72)a            3,134
  Accounts and dues receivable, net            232        310                                            542
  Other current assets                       2,104      2,670        6,328         (7,088)b            4,014
                                          --------   --------       ------       --------           --------
  Total current assets                       5,891      3,902        6,400         (7,160)             9,033
  Receivables, net                           3,812        699                        (128)a            4,383
  Notes receivable from affiliates          28,154                                (28,154)c
  Real estate and property, net             20,943     23,254           97                            44,294
  Investment in subsidiaries               (10,638)                                10,638d
  Other assets                               3,571      1,782          239                             5,592
                                          --------   --------       ------       --------           --------
Total assets                              $ 51,733   $ 29,637       $6,736       $(24,804)          $ 63,302
                                          ========   ========       ======       ========           ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
CURRENT LIABILITIES -
  Accounts payable and accrued
   liabilities                            $  7,259   $  3,575       $  408       $   (200)a         $ 11,042
  Due to affiliates                          6,685                     403         (7,088)b
  Current portion of long term debt          5,844         20                                          5,864
  Accrued construction costs                            2,809                                          2,809
  Deferred revenue                          11,913      6,324        1,218                            19,455
                                          --------   --------       ------       --------           --------
  Total current liabilities                 31,701     12,728        2,029         (7,288)            39,170
  Notes payable to parent                              28,154                     (28,154)c
  Long term debt                            37,874        356                                         38,230
  Other liabilities                          4,326      3,734           10                             8,070
                                          --------   --------       ------       --------           --------
Total liabilities                           73,901     44,972        2,039        (35,442)            85,470
                                          --------   --------       ------       --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)             (22,168)   (15,335)       4,697         10,638            (22,168)
                                          --------   --------       ------       --------           --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)         $ 51,733   $ 29,637       $6,736       $(24,804)          $ 63,302
                                          ========   ========       ======       ========           ========

     a    Entry to eliminate the dealer holdback liability to subsidiaries.
     b    Entry to eliminate other intercompany accounts.
     c    Entry to eliminate intercompany debt.
     d    Entry to record subsidiaries' results on a consolidated basis.
     e    Includes Wilderness Management assets of $375,000.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                                   (Restated)
                             (Dollars in thousands)

                                                                         RPI AND          ELIMI-
                                             TTI     TRAILS     NACO   WILDERNESS(e)      NATIONS       TOTAL
                                          --------- --------  -------  -------------    ----------    ----------
ASSETS
CURRENT ASSETS -
  Cash and cash equivalents               $ 37,298            $    16       $   89                      $ 37,403
  Current portion of receivables, net        1,921   $ 2,108      375                  $   (134)a          4,270
  Accounts and dues receivable, net                      211      311                                        522
  Other current assets                       2,031    22,786    1,830        5,388      (27,006)b          5,029
                                          --------   -------  -------       ------     --------         --------
  Total current assets                      41,250    25,105    2,532        5,477      (27,140)          47,224
  Receivables, net                           2,252     5,713    1,203                      (219)a          8,949
  Notes receivable from affiliates          29,417                                      (29,417)c
  Real estate and property, net                104    22,704   26,323           80                        49,211
  Investment in subsidiaries                17,121                                      (17,121)d
  Other assets                               2,421     2,035    1,592          199                         6,247
                                          --------   -------  -------       ------     --------         --------
Total assets                              $ 92,565   $55,557  $31,650       $5,756     $(73,897)        $111,631
                                          ========   =======  =======       ======     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES -
  Accounts payable and accrued
    liabilities                           $  6,077   $ 7,969  $ 4,486       $  753     $ (1,309)a       $ 17,976
  Due to affiliates                         23,748              1,571          378      (25,697)b
  Current portion of long term debt         28,264       232       34                                     28,530
  Accrued construction costs                                    3,154                                      3,154
  Deferred revenue                                    11,782    6,307        1,176                        19,265
                                          --------   -------  -------       ------     --------         --------
  Total current liabilities                 58,089    19,983   15,552        2,307      (27,006)          68,925
  Notes payable to parent                                  1   29,416                   (29,417)c
  Long term debt                            66,086       346      490                                     66,922
  Other liabilities                            353     4,058    3,678                      (353)a          7,736
                                          --------   -------  -------       ------     --------         --------
Total liabilities                          124,528    24,388   49,136        2,307      (56,776)         143,583
                                          --------   -------  -------       ------     --------         --------
STOCKHOLDERS' EQUITY (DEFICIT)             (31,963)   31,169  (17,486)       3,449      (17,121)         (31,952)
                                          --------   -------  -------       ------     --------         --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)         $ 92,565   $55,557  $31,650       $5,756     $(73,897)        $111,631
                                          ========   =======  =======       ======     ========         ========

     a    Entry to eliminate the dealer holdback liability to subsidiaries.
     b    Entry to eliminate other intercompany accounts.
     c    Entry to eliminate intercompany debt.
     d    Entry to record subsidiaries' results on a consolidated basis.
     e    Includes Wilderness Management assets of $325,000.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1997
                             (Dollars in thousands)

                                                             RPI  AND            ELIMI-
                                            TTI      NACO   WILDERNESS(d)        NATIONS           TOTAL
                                          -------  -------  --------------     -------------      ----------
REVENUES
  Membership dues and other
   campground/resort revenue              $35,243  $21,514       $1,094                            $57,851
  Membership and resort interest sales      2,090    1,387                                           3,477
  Interest income                           5,318    1,093                       $(2,685)a           3,726
  Income from subsidiaries                  3,400                                 (3,400)b
  Other income                              4,959    5,349        4,086           (1,035)c          13,359
                                          -------  -------       ------          -------           -------
     Total Revenue                         51,010   29,343        5,180           (7,120)           78,413
                                          -------  -------       ------          -------           -------

EXPENSES
  Campground/resort operating
   expenses                                24,431   17,408        1,021                             42,860
  Selling and marketing                     2,898    1,559                        (2,685)a           4,457
  Interest expense                          9,130    2,639                        (1,035)c           9,084
  General and administrative                6,000    5,135                                          10,100
  Restructuring costs                       1,101                                                    1,101
  Other expenses                            1,258      406        1,978                              3,642
                                          -------  -------       ------          -------           -------
     Total Expenses                        44,818   27,147        2,999           (3,720)           71,244
                                          -------  -------       ------          -------           -------

  Operating income                          6,192    2,196        2,181           (3,400)            7,169

  Income tax (provision) benefit              607      (44)        (933)                              (370)
                                          -------  -------       ------          -------           -------
Net Income                                $ 6,799  $ 2,152       $1,248          $(3,400)          $ 6,799
                                          =======  =======       ======          =======           =======

     a    Entry to eliminate intercompany interest.
     b    Entry to record subsidiaries' results on a consolidated basis.
     c Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     d Includes Wilderness Management revenues and expenses of $1.1 million and $1.0 million, respectively.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1996
                                   (Restated)
                             (Dollars in thousands)


                                                                          RPI  AND            ELIMI-
                                            TTI       TRAILS    NACO      WILDERNESS(d)       NATIONS          TOTAL
                                           -------   --------  -------   -------------       --------          ------
REVENUES
     Membership dues and other
      campground/resort revenue                       $34,911  $26,481      $   820                            $62,212
     Membership and resort interest sales               1,444    1,569                                           3,013
     Interest income                       $ 6,445      3,446    1,219          267          $ (4,621)a          6,756
     Income from subsidiaries                8,526                                             (8,526)b
     Other income                               66      4,669   10,977        4,585            (1,256)c         19,041
                                           -------   --------  -------      -------          --------          -------
          Total Revenue                     15,037     44,470   40,246        5,672           (14,403)          91,022
                                           -------   --------  -------      -------          --------          -------

EXPENSES
      Campground/resort operating
       expenses                                        25,647   23,865          796                             50,308
      Selling and marketing                             3,504    1,810                                           5,314
      Interest expense                      17,346        146    4,822                         (4,621)a         17,693
      General and administrative             1,604      3,813    6,312                         (1,256)c         10,473
      Restructuring costs                    1,124                                                               1,124
      Other expenses                                    3,721      392        2,237                              6,350
                                           -------   --------  -------      -------          --------          -------
          Total Expenses                    20,074     36,831   37,201        3,033            (5,877)          91,262
                                           -------   --------  -------      -------          --------          -------

 Operating income (loss)                    (5,037)     7,639    3,045        2,639            (8,526)            (240)

     Income tax (provision) benefit          4,756     (3,471)     (77)      (1,249)                               (41)
     Extraordinary gain                      1,390                                                               1,390
                                           -------   --------  -------      -------          --------          -------
 Net Income                                $ 1,109    $ 4,168  $ 2,968      $ 1,390          $ (8,526)         $ 1,109
                                           =======    =======  =======      =======          ========          ========

     a    Entry to eliminate intercompany interest.
     b    Entry to record subsidiaries' results on a consolidated basis.
     c Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     d Includes Wilderness Management revenues and expenses of $826,000 and $796,000, respectively.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1995
                                   (Restated)
                             (Dollars in thousands)

                                                                          RPI  AND            ELIMI-
                                            TTI       TRAILS    NACO      WILDERNESS(d)       NATIONS          TOTAL
                                         -------     -------  --------    ------------        -------        --------
REVENUES
  Membership dues and other
   campground/resort revenue                         $36,261  $28,385      $   554           $  (519)b       $ 64,681
  Membership and resort interest sales                 1,009    3,065                                           4,074
  Interest income                        $ 8,509       3,961    1,698          188            (4,421)a          9,935
  Other income                               660       1,891    7,155        4,845            (1,849)c         12,702
                                         -------     -------  --------     -------           -------         --------
     Total Revenue                         9,169      43,122   40,303        5,587            (6,789)          91,392
                                         -------     -------  --------     -------           -------         --------
EXPENSES
  Campground/resort operating expenses                29,789   27,214          613              (519)b         57,097
  Selling and marketing                                3,393    3,396                                           6,789
  Interest expense                        20,370         449    4,562                         (4,421)a         20,960
  General and administrative               2,239       4,777    6,951                         (1,849)c         12,118
  Restructuring costs                        124         308      205                                             637
  Loss from subsidiaries                     831                                                (831)b
  Other expenses                                       2,104      534        2,726                              5,364
                                         -------     -------  --------     -------           -------         --------
     Total Expenses                       23,564      40,820   42,862        3,339            (7,620)         102,965
                                         -------     -------  --------     -------           -------         --------
Operating income (loss)                  (14,395)      2,302   (2,559)       2,248               831          (11,573)

  Income tax (provision) benefit           2,567      (1,656)     (38)      (1,128)                              (255)
                                         -------     -------  --------     -------           -------         --------
Net Income (Loss)                      $(11,828)    $   646  $(2,597)     $ 1,120           $   831         $(11,828)
                                        ========     =======  =======      =======           =======         =========

     a    Entry to eliminate intercompany interest.
     b    Entry to record subsidiaries' results on a consolidated basis.
     c Entry to eliminate servicing fee income earned on affiliate receivable portfolios.
     d Includes Wilderness Management revenues and expenses of $554,000 and $613,000, respectively.

                                                                     SCHEDULE II

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                Balance at the                                Balance at
Valuation and qualifying                         beginning of                                 the end of
 accounts deducted from assets      Year ended     the year       Additions    Deductions      the year
--------------------------------   ------------ --------------   -----------  ------------   -----------
Allowance for doubtful accounts        6/30/97        $ 6,290        $   35       $2,470 a      $ 3,855
                                       6/30/96         13,806            24        7,540 a        6,290
                                       6/30/95         17,495           546 b      4,235 a       13,806

Allowance for uncollectible dues       6/30/97        $ 4,666        $3,215       $4,313        $ 3,568
  receivable                           6/30/96          4,008         4,754 c      4,096          4,666
                                       6/30/95          4,611         4,400        5,003          4,008

Allowance for interest discount,       6/30/97        $ 1,762            $0       $  693        $ 1,069
  collection costs and valuation       6/30/96          2,882             0        1,120          1,762
  discount                             6/30/95          4,333           550 d      2,001 e        2,882

Deferred tax valuation allowance       6/30/97        $25,220            $0       $3,259        $21,961
  (as restated)                        6/30/96         19,441         5,779            0         25,220
                                       6/30/95         16,679         2,762            0         19,441

a Includes a reduction in the allowance for doubtful accounts of $1,232; $5,146, and $457 in fiscal 1997, 1996 and 1995, respectively.
b Includes an addition to the allowance for doubtful accounts of $523 recorded in connection with the repurchase of contracts receivable from a third party.
c Includes an increase in the allowance for uncollectible dues receivable of $1,000.
d Represents a valuation allowance of $550 recorded in connection with the repurchase of contracts receivable from a third party.
e       Includes a reduction in the allowance for collection costs of $540.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Proposal I - Election of Directors," "Board of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item will be included under the caption "Security Ownership" in the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  FINANCIAL STATEMENTS

The following documents are filed as part of this Report:

     Report of Independent Public Accountants for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Balance Sheets as of June 30, 1997 and 1996.

     Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Deficit for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     Schedule II    Valuation and Qualifying Accounts


(b)  REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997. However, on July 8, 1997, the Company filed a Current Report on Form 8-K relating to its repurchase of $13.4 million principal amount of PIK Notes on June 25, 1997. The Company made these repurchases in a Dutch auction available to all holders of PIK Notes.

(c)    EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this report:

     Exhibit
     Number                            Description
     -------                           -----------

       2.1 Plan of Reorganization of the Company (which was formerly known as NACO Finance Corporation), dated October 15, 1991, as supplemented (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       2.2 Exchange Agreement, dated as of June 11, 1992, between the Company and certain holders of Trails' 14 5/8% Senior Subordinated Notes (incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 0-19743).

       2.3 Agreement and Plan of Merger, dated as of August 2, 1993, among the Company, Trails Acquisition, Inc., and Trails, as amended (incorporated by reference to Exhibit
                        (c)(1) to the Rule 13E-3 Transaction Statement on
                        Schedule 13E-3 that the Company, Trails Acquisition, Inc., and Trails originally filed with the SEC on December 2, 1993).

       2.4 Offer to Purchase for Cash the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 by the Company, dated June 5, 1996 (the "Offer to Purchase") (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 1996, File No. 0-19743).

       2.5 Supplement to the Offer to Purchase, dated June 21, 1996 (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       2.6 Private Placement Memorandum by the Company offering to exchange the Company's 12% Secured Notes due 1998 and Additional Series 12% Secured Notes due 1998 to certain holders of such notes, dated June 28, 1996 (the "Private Placement Memorandum") (incorporated by reference to
                        Exhibit 2.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       2.7 Letter of Transmittal pertaining to the transmittal of the Company's 12% Secured Notes Due 1998 and Additional Series 12% Secured Notes Due 1998 by certain holders of such notes pursuant to the exchange offer made by the Company in the Private Placement Memorandum (incorporated by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       2.8 Supplement to the Private Placement Memorandum, dated July 15, 1996 (incorporated by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       2.9 Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 0-19743 (the "S-4 Registration Statement").

       2.10 Offer to Purchase for Cash the Company's 12% Senior Subordinated Pay-In-Kind Notes due 2003, dated as of May 20, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 1997, File No. 0-19743).

       3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

       3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 0-19743).

       4.1 Form of Reorganization Warrant Certificate to purchase shares of Common Stock and schedule of substantially identical warrants (incorporated by reference to Exhibit
                        4.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       4.2 Letter Agreement, dated March 19, 1993, between the Company and Carl Marks Strategic Investments, LP (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       4.3 Form of Warrant Certificate to purchase shares of Common Stock issued pursuant to the Exchange Agreement with certain holders of Trails' indebtedness (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 0-19743) and schedule of substantially identical warrants (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       4.4 Warrant Agency Agreement, dated as of March 2, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994, File No. 0-19743).

       4.5 Registration Rights Agreement, dated as of December 31, 1991, regarding the Company's Secured Notes and other securities (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       4.6 Registration Rights Agreement, dated as of June 12, 1992, regarding the Company's Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 0-19743).

       4.7 Indemnification Agreement, dated as of January 14, 1993, between the Company and the selling security holders under Registration Statement No. 33-571261 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       4.8 Indenture, dated as of July 17, 1996, among the Company, Fleet National Bank as Trustee, and certain other parties described therein, pertaining to the Company's Senior Subordinated Pay-In-Kind Notes Due 2003 (incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       4.9 Form of Senior Subordinated Pay-In-Kind Note Due 2003 (incorporated by reference to Exhibit 4.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       4.10 Registration Rights Agreement, dated as of July 17, 1996, between the Company and Fleet National Bank as Trustee (incorporated by reference to Exhibit 4.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.1 Credit Agreement, dated as of December 31, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.2 First Amendment to Credit Agreement, dated as of May 20, 1993, between the Company and NACO (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-19743).

       10.3 Second Amendment to Credit Agreement, dated as of November 10, 1994, between the Company and NACO (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.4 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provides a $40,000,000 revolving credit facility to NACO (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.5 Amended and Restated Promissory Note, dated as of November 10, 1994, pursuant to which the Company provided a $10,765,000 term loan to NACO (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.6 Guaranty, dated as of December 31, 1991, pursuant to which the subsidiaries of NACO guaranteed certain amounts that NACO owes the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No. 0-19743).

       10.7 Release From Guaranty, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       10.8 Release under Credit Agreement and Security Agreement, dated as of May 31, 1993, among certain subsidiaries of the Company, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.57 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       10.9 Security Agreement, dated as of December 31, 1991, pursuant to which NACO granted to the Company a security interest in substantially all of its personal and real property including the pledge of NACO's stock in its subsidiaries as required by the credit agreement between the Company and NACO (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.10 First Supplement and Amendment to Security Agreement, dated as of May 20, 1993, among NACO and certain of its subsidiaries, RPI, the Company, and Shawmut Bank Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 10.53 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       10.11 Form of Mortgage from NACO and its subsidiaries to the Company pursuant to the credit agreement between the Company and NACO (incorporated by reference to Exhibit
                         10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743), and schedule of documents substantially identical to the Form of Mortgage (incorporated by reference to Exhibit
                         10.55 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       10.12 Form of First Amendment to Mortgage from NACO and its subsidiaries to the Company amending certain terms of a Mortgage that previously granted a beneficial security interest in certain property to the Company pursuant to the credit agreement between the Company and NACO, and schedule of documents substantially identical to the Form of First Amendment to Mortgage (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.13 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.14 First Amendment to Loan and Security Agreement, dated as of May 16, 1997, between the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on July 8, 1997, File No. 0-19743).

       10.15 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.16 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation(incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.17 Form of Pledge and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.18 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.19 Form of Assignment of Indebtedness and Mortgage, dated as of July 10, 1996, transferring the liens securing certain indebtedness that NACO owes to the Company to Foothill Capital Corporation under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Assignment of Indebtedness and Mortgage (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.20 Form of Subordination Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, subordinating the security interests under the credit agreement between the Company and NACO to the security interests under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Subordination Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.21 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.22 Amendment No. 1 to the Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit
                         10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19743).

       10.23 The Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit
                         10.22 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No. 0-19743).

       10.24 Amendment No. 1 to the Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19743).

       10.25 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No. 0-19743).

       10.26 Amendment No. 1 to the Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19743).

       10.27 Stock Option Agreement, dated as of August 1, 1996, between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 0-19743).

       10.28 Assumption of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails under the USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option Plan, as amended; Warrant Certificates originally issued on December 31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 0-19743).

       10.29 Employment Agreement, dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by The Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from The Wyatt Company, regarding Mr. Shaw's Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.30 Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.31 Amended and Restated Employment Agreement, dated as of September 10, 1992, among NACO, Trails, RPI, and William F. Dawson (incorporated by reference to Exhibit
                         10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-19743), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly on From 10-Q for the quarter ended December 31, 1995, File No. 0-19743).

       10.32 Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, Trails, and Walter B. Jaccard (incorporated by reference to Exhibit
                         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 0-19743), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-19743).

       10.33 Amended and Restated Employment Agreement, dated as of October 21, 1993, between the Company and Harry J. White, Jr. (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 0-19743), and amendment dated December 7, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-19743).

       10.34 Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.35 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-19743).

       10.36 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.37 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.38 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-19743).

       10.39 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 0-19743).

       10.40 Lease, dated February 24, 1994, as amended, between Carter-Crowley Properties, Inc. as lessor, and the Company as lessee, relating to the Company's offices in Dallas, Texas (incorporated by reference to Exhibit
                         10.35 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 0-19743).

       10.41 Lease, dated October 7, 1987, as amended, between Hardy Court Shopping Center, Inc. as lessor, and NACO as lessee, relating to NACO's offices in Gautier, Mississippi (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 0-19743).

       10.42 Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank of California, N.A. (formerly known as The Bank of California, N.A., and referred to herein as "Union Bank"), and Trails (incorporated by reference from Trails' Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-9246).

       10.43 Supplement to Grantor Trust Agreement, dated as of November 20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 0-19743).

       10.44 Grantor Trust Agreement, dated as of September 30, 1991, between The Bank of California, N.A. and NACO (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.45 Grantor Trust Agreement, dated May 8, 1991, between the Company and Texas Commerce Bank, N.A. ("Texas Bank") (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.46 Supplement and Succession Agreement to Grantor Trust Agreement, dated as of October 13, 1992, among Union Bank, Texas Bank, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 0-19743).

       10.47 Supplement No. 2 to Grantor Trust Agreement, dated as of November 20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 0-19743).

       10.48 Trust Agreement, dated as of July 22, 1992, establishing the Company's Flexible Benefits Plan Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-19743).

       10.49 Thousand Trails, Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and The Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 0-19743).

       10.50 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 0-19743).

       10.51 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 0-19743).

       10.52 Tax Allocation Agreement, dated as of October 29, 1993, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 0-19743).

       10.53 Exchange Agent Agreement, dated as of March 29, 1994, among the Company, Trails, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit
                         99.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1994, File No. 0-19743).

       10.54             Sample form of current Membership Contract.

       11.1              Statement re: Computation of Per Share Earnings.

       21.1              Subsidiaries of the Registrant.

       23.1              Consent of Arthur Andersen LLP.

       27.1              Financial Data Schedule.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THOUSAND TRAILS, INC.
                              (Registrant)


Date:  September 29, 1997     By: s/William J. Shaw
                                  -------------------------------------
                                  William J. Shaw
                                  Chairman of the Board, President
                                  and Chief Executive Officer


Date:  September 29, 1997     By: s/Harry J. White, Jr.
                                  -------------------------------------
                                  Harry J. White, Jr.
                                  Vice President, Chief Accounting Officer,
                                  Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title              Date
---------                  -----              ----


s/Andrew M. Boas           Director           September 29, 1997
----------------------
Andrew M. Boas


s/William P. Kovacs        Director           September 29, 1997
----------------------
William P. Kovacs


s/Donald R. Leopold        Director           September 29, 1997
----------------------
Donald R. Leopold


s/H. Sean Mathis           Director           September 29, 1997
----------------------
H. Sean Mathis


s/Douglas K. Nelson        Director           September 29, 1997
----------------------
Douglas K. Nelson


s/William J. Shaw          Chairman of        September 29, 1997
----------------------     the Board
William J. Shaw