Form 10-Q
period 1997-09-30
THOUSAND TRAILS INC /DE/
filed 1997-11-14
CIK 1024124

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                        Commission File Number 0-19743

                             THOUSAND TRAILS, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                       75-2138671
-------------------------------                 -------------------------------
 (State or Other Jurisdiction                    (IRS Employer Identification
      of Incorporation or                                    No.)
         Organization)

2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                     75234
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:              (972) 243-2228
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

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 12, 1997 was 7,392,776.

                             THOUSAND TRAILS, INC.

                                     INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Consolidated Balance Sheets at September 30, 1997
             and June 30, 1997............................................    3
            Consolidated Statements of Operations for the three months
             ended September 30, 1997 and September 30, 1996..............    4
            Consolidated Statement of Stockholders' Deficit for the three
             months ended September 30, 1997..............................    5
            Consolidated Statements of Cash Flows for the three months
             ended September 30, 1997 and September 30, 1996..............    6
            Notes to Consolidated Financial Statements....................    8
    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................   13
    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   20



PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.............................................   21
    Item 6. Exhibits and Reports on Form 8-K..............................   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                        ASSETS                         September 30, June 30,
                        ------                             1997        1997
                                                       ------------- --------
                                                        (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                               $    958    $  1,343
 Current portion of receivables, net of allowances and
  discount of $1.5 million and $1.7 million                 2,961       3,134
 Accounts and dues receivable, net                            276         542
 Current portion of deferred membership selling
  expenses                                                    511         478
 Inventory and other current assets                         3,660       3,536
                                                       ------------- --------
      Total Current Assets                                  8,366       9,033
 Restricted cash                                            1,861       1,407
 Receivables, net of allowances and discount of
  $3.0 million and $3.3 million                             3,326       4,383
 Campground land                                           13,359      13,359
 Lot inventory                                                194         342
 Buildings and equipment, net of accumulated
  depreciation of $13.4 million and $12.8 million          22,851      23,211
 Land held for sale                                         5,221       7,382
 Deferred membership selling expenses                         964         913
 Other assets                                               3,290       3,272
                                                       ------------- --------
      Total Assets                                       $ 59,432    $ 63,302
                                                       ============= ========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
CURRENT LIABILITIES
 Accounts payable                                        $  1,399    $  1,864
 Accrued interest                                             898       1,693
 Other accrued liabilities                                  7,664       7,485
 Current portion of long term debt                          3,367       5,864
 Accrued construction costs                                 2,809       2,809
 Current portion of deferred revenue                       13,973      19,455
                                                       ------------- --------
      Total Current Liabilities                            30,110      39,170
 Long term debt                                            37,606      38,230
 Deferred revenue                                           4,287       4,158
 Other liabilities                                          3,612       3,912
                                                       ------------- --------
      Total Liabilities                                    75,615      85,470
                                                       ------------- --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
 Preferred stock, $.01 par value, 1,500,000 shares
  authorized, none issued or outstanding
 Common stock, $.01 par value, 15,000,000 shares
  authorized, 7,386,776 and 7,383,276 shares issued
  and outstanding                                              74          74
 Additional paid-in capital                                20,505      20,502
 Accumulated deficit subsequent to December 31, 1991,
  date of emergence from bankruptcy (total deficit
  eliminated $51,752)                                     (36,627)    (42,613)
 Cumulative currency translation adjustment                  (135)       (131)
                                                       ------------- --------
      Total Stockholders' Deficit                         (16,183)    (22,168)
                                                       ------------- --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $ 59,432    $ 63,302
                                                       ============= ========

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                 1997             1996
                                               --------         ---------
REVENUES                                                        (Restated)
  Membership dues                               $ 9,697         $   9,863
  Other campground/resort revenue                 6,440             7,093
  Membership and resort interest sales            1,021               922
  RPI membership fees                               882             1,009
  Interest income                                   647             1,120
  Gain on asset sales                             3,420             1,262
  Other income                                    1,155             1,085
                                                -------         ---------
    Total Revenues                               23,262            22,354
                                                -------         ---------
EXPENSES
  Campground/resort operating expenses           11,731            13,007
  Selling expenses                                  864               873
  Marketing expenses                                278               340
  RPI membership expenses                           432               441
  Corporate member services                         384               489
  Interest expense and amortization               1,365             2,455
  General and administrative expenses             2,048             2,154
  Restructuring costs                                                 897
                                                -------         ---------
    Total Expenses                               17,102            20,656
                                                -------         ---------
INCOME BEFORE INCOME TAXES                        6,160             1,698
  Income tax provision                             (174)             (123)
                                                -------         ---------
NET INCOME                                      $ 5,986         $   1,575
                                                =======         =========
PRIMARY AND FULLY DILUTED NET INCOME PER SHARE  $   .72         $     .23
                                                =======         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     8,293             6,801
                                                =======         =========

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Cumulative
                                                          Foreign
                                 Additional              Currency
                          Common  Paid-In   Accumulated Translation
                          Stock   Capital     Deficit   Adjustment   Total
                          --------------------------------------------------
BALANCE, June 30, 1997     $74    $20,502    ($42,613)     ($131)   ($22,168)
Issuance of common stock                3                                  3
Foreign currency
 translation adjustment                                       (4)         (4)
Net income for the three
 months ended
 September 30, 1997                             5,986                  5,986
                          ------ ---------- ----------- ----------- --------
BALANCE, September 30,
 1997                      $74    $20,505    ($36,627)     ($135)   ($16,183)
                          ====== ========== =========== =========== ========



The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                For the three months ended
                                                        September 30,
                                                --------------------------
                                                   1997           1997
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Collections of principal on receivables       $    1,549     $     2,152
  Interest received                                    584           1,001
  Interest paid                                       (437)         (6,885)
  General and administrative,
   corporate member services and
   restructuring costs                              (2,558)         (4,354)
  Cash collected from operations,
   including deferred dues revenue                  12,807          13,615
  Cash from sales of campground
   memberships and resort interests
   at the point of sale                              1,043             998
  Expenditures for property operations             (11,555)        (11,262)
  Expenditures for sales and marketing              (1,103)         (1,148)
  Expenditures for insurance premiums                 (533)           (102)
  Payment of income taxes                             (175)           (123)
  Reduction of standby letter of credit                              1,182
  Other, net                                          (456)
                                                ----------     -----------
Net cash used in operating activities                 (834)         (4,926)
                                                ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of Common Stock                               3
  Capital and HUD-related expenditures                (338)           (343)
  Proceeds from asset sales                          5,649           2,078
                                                ----------     -----------
Net cash provided by investing activities            5,314           1,735
                                                ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Initial borrowings under Credit
   Agreement                                                        32,000
  Net repayments under Credit
   Agreement                                        (4,856)         (9,655)
  Payment of debt issuance costs                                    (3,132)
  Retirement of Secured Notes                                      (50,169)
  Repayment of notes and mortgages                      (9)           (199)
                                                ----------     -----------
Net cash used in financing activities               (4,865)        (31,155)
                                                ----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                 (385)        (34,346)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                1,343          37,403
                                                ----------     -----------
  End of period                                 $      958     $     3,057
                                                ==========     ===========

                                -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                  (Unaudited)

                                        For the three months ended
                                                September 30,
                                        --------------------------
                                            1997           1996
                                        ------------   -----------
                                                        (Restated)
RECONCILIATION OF NET INCOME
 TO NET CASH USED IN OPERATING
 ACTIVITIES:
Net income                              $      5,986   $     1,575
                                        ------------   -----------

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH USED IN
 OPERATING ACTIVITIES--
  Depreciation                                   647           701
  Amortization of interest
   discount, collection costs
   and valuation allowance                      (125)         (201)
  Net deferral of sales revenue                  246           116
  Net deferral of selling expenses               (84)          (36)
  Gain on asset sales                         (3,420)       (1,262)
  Decrease (increase) in
   restricted cash                              (454)        1,338
  Decrease in receivables                      1,332         2,213
  Decrease in other assets                       124           558
  Increase (decrease) in
   accounts payable                             (465)           13
  Increase (decrease) in
   accrued interest                              957        (4,423)
  Decrease in other liabilities               (5,720)       (5,781)
  Other, net                                     142           263
                                        ------------   -----------

Total adjustments                             (6,820)       (6,501)
                                        ------------   -----------

NET CASH USED IN OPERATING
 ACTIVITIES                             $       (834)  $    (4,926)
                                        ============   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    THOUSAND TRAILS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)

GENERAL

Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails"). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 55 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 350 recreational facilities and manages 48 public campgrounds for the US Forest Service. Prior to November 21, 1996, the Company also managed timeshare facilities at eight resorts located in seven states. The Company currently owns certain real estate at these resorts and owns and operates the resort amenities at one of these locations. The campground business represents the most significant portion of the Company's business comprising 89% of the Company's operating revenues in fiscal 1997. The reciprocal use and resort businesses provided the remaining 11%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

NOTE 1--BASIS OF FINANCIAL STATEMENT PRESENTATION

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 1997 and 1996, and in the consolidated balance sheet at June 30, 1997.

Restatement
-----------
During the three months ended September 30, 1997, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the accompanying consolidated financial statements for the three months ended September 30, 1996, have been restated from those originally reported to reflect this change in accounting method. The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

The following table provides selected summarized information illustrating the effect of the restatement on the Company's consolidated results of operations for the three months ended September 30, 1996 (dollars in thousands):

                                          Three Months Ended
                                          September 30, 1996
                                        ----------------------
                                           As    As Originally
                                        Restated   Reported
                                        -------- -------------
  Membership and resort interest sales  $   922     $ 1,038
  Total revenues                         22,354      22,470
  Net income                              1,575       1,655

Earnings Per Share
------------------
Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents, would be used to purchase shares at current market prices.

Since inception, the Company has not paid any dividends. The Credit Agreement between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill until the borrowings under the Credit Agreement are repaid. In addition, the Indenture for the Company's 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") prohibits the payment of any cash dividends until the PIK Notes are repaid.

NOTE 2--SECURED NOTE RESTRUCTURING AND LONG TERM DEBT

SECURED NOTE RESTRUCTURING

On July 17, 1996, the Company consummated a restructuring (the "Restructuring") of its 12% Secured Notes Due 1998 ("Secured Notes"), whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired for $50.2 million of cash, $40.2 million principal amount of PIK Notes, and 3,680,550 shares of common stock. The Restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the Company believes it can support under its downsized operations.

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

The Company incurred $897,000 of legal expenses and other direct costs during the three months ended September 30, 1996, in connection with the completion of the Restructuring.

CREDIT AGREEMENT WITH FOOTHILL

In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made loans to the Company in the initial amount of $32.0 million. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement. On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which, among other things, permitted the Company to borrow $12.6 million to repurchase PIK Notes, as discussed below. As a result of such repurchases of PIK Notes and repayments in the ordinary course of business, as of September 30, 1997, the Company had a revolving loan under the Credit Agreement in the maximum amount of $11.4 million, of which $9.2 million was outstanding and $2.2 million was available for borrowing.

PIK NOTES AND PIK NOTE REPURCHASES

In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997, the Company issued an additional $1.8 million principal amount of PIK Notes in lieu of cash interest. As a result of these transactions, as of September 30, 1997, a total of $31.0 million principal amount of PIK Notes were outstanding.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of September 30, 1997 and June 30, 1997 (dollars in thousands):

                                                     September 30, June 30,
                                                         1997        1997
                                                     ------------- --------
                                                      (Unaudited)
CURRENT PORTION OF LONG TERM DEBT :
Borrowings under Credit Agreement                       $ 3,298    $ 5,799
Notes and mortgages payable                                  69         65
                                                     ------------- --------
                                                        $ 3,367    $ 5,864
                                                     ============= ========
LONG TERM DEBT:
Borrowings under Credit Agreement                       $ 5,943    $ 8,298
PIK Notes, including a deferred gain of $.2 million      31,137     29,393
Notes and mortgages payable                                 526        539
                                                     ------------- --------
                                                        $37,606    $38,230
                                                     ============= ========
Total long term debt                                    $40,973    $44,094
                                                     ============= ========

NOTE 3--CONTINGENCIES

Self Insurance
--------------
The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $1.8 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million at September 30, 1997, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

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

NOTE 4--SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the three months ended September 30, 1997 and 1996 (dollars in thousands):

                                                        Three Months
                                                            Ended
                                                        September 30,
                                                            1997
                                                        -------------
  Non-cash payment of PIK Note interest (see Note 2)
  --------------------------------------------------
  PIK Notes issued in lieu of cash interest payment       $  1,752

                                                        Three Months
                                                           Ended
                                                        September 30,
                                                            1996
                                                        -------------
  Non-cash transactions related to the Restructuring
   (see Note 2)
  --------------------------------------------------
  Retirement of Secured Notes                             ($44,181)
  Issuance of PIK Notes                                     40,521
  Issuance of common stock                                   2,990
  Write-off of unamortized portion of consent fees             670

NOTE 5--SUMMARIZED FINANCIAL INFORMATION

All of the Company's wholly owned subsidiaries (other than an inconsequential utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the PIK Notes that were issued on July 17, 1996, as well as the PIK Notes issued in lieu of cash payment of interest (see Note 2).

Set forth below is selected financial information for the Company ("TTI"), NACO, RPI, and Wilderness Management, and the eliminations necessary to arrive at the information for the Company on a consolidated basis, as of and for the periods presented. The financial information as of and for the three months ended September 30, 1996, has been restated to reflect a change in accounting method for the recognition of revenue from campground membership sales (see Note 1). The assets and operations of Wilderness Management are not material and have, therefore, been combined with the balances of RPI for purposes of this presentation. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management believes such information is not material to investors. This summarized financial information is presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

All of the Company's debt and equity interests in the Subsidiary Guarantors have been pledged by the Company to secure its obligations under the Credit Agreement with Foothill. In the event of a default and foreclosure under the Credit Agreement, distributions from, and the assets of, the Subsidiary Guarantors may not be available to satisfy other obligations of the Company, including the obligations of the Company to the holders of the PIK Notes.

                          As of and for the three months ended September 30, 1997
                          --------------------------------------------------------------
                                           (Dollars in thousands)
                                                (Unaudited)
                         ---------------------------------------------------------------
                                                    RPI and      Elimi-
                            TTI         NACO      Wilderness     nations       Total
                         ----------- ----------- --------------------------  -----------
Total assets             $    43,233 $    30,250   $    6,858  $    (20,909) $    59,432
Total liabilities             59,566      43,117        1,741       (28,809)      75,615
Revenues                      13,191       9,195        1,732          (856)      23,262
Operating income before
 interest income and
 expense, gain on asset
 sales and taxes               4,887         774          656        (2,859)       3,458
Net income                     5,956       2,468          421        (2,859)       5,986


                          As of and for the three months ended September 30, 1996
                          --------------------------------------------------------------
                                           (Dollars in thousands)
                                                (Unaudited)
                         ---------------------------------------------------------------
                                                    RPI and      Elimi-
                            TTI         NACO      Wilderness     nations       Total
                         ----------- ----------- --------------------------  -----------
                                                 (Restated)
Total assets             $    57,969 $    30,809   $    6,268  $    (20,967) $    74,079
Total liabilities             83,791      48,050        2,381       (32,745)     101,477
Revenues                      13,190       8,695        1,742        (1,273)      22,354
Operating income before
 interest income and
 expense, gain on asset
 sales, restructuring
 costs and taxes               2,237         425          721          (715)       2,668
Net income                     1,607         120          563          (715)       1,575

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the SEC on September 29, 1997.

All capitalized terms used herein have the same meaning as those defined in
Item 1--Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies and plans for periods after September 30, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies and plans for future periods may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

CHANGE IN ACCOUNTING METHOD

During the three months ended September 30, 1997, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the consolidated financial statements for the three months ended September 30, 1996, have been restated from those originally reported to reflect this change in accounting method (see Note 1 to the consolidated financial statements included in Item 1). The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

STABILIZED OPERATIONS. During fiscal 1996, the Company stabilized its operations, which it had been seeking to accomplish for several years. In fiscal 1997, the Company achieved a positive contribution from operations of $8.2 million. During the three months ended September 30, 1997, the Company achieved a positive contribution from operations of $3.5 million, an improvement over the $2.7 million achieved in the same period last year. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, restructuring costs, and taxes. See the table on page 16 for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

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

However, the Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to downsize its business while its membership base declines. In this regard, the Company will likely close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CASH. On September 30, 1997, the Company had $958,000 of cash and cash equivalents, a decrease of $385,000 from June 30, 1997. During the three months ended September 30, 1997, the Company's operating activities used $834,000, the Company made capital expenditures totaling $338,000, and the Company made repayments under the Credit Agreement with Foothill totaling $4.9 million. These expenditures were substantially offset by $5.6 million of proceeds from asset sales. The Company generally experiences negative cash flow from operating activities during the first quarter of its fiscal year because of the seasonal nature of its operations. The Company receives the majority of the dues revenue from its members during the winter, while incurring a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

The Company's principal sources of operating cash for the three months ended September 30, 1997, were $2.1 million in principal and interest collections on contracts receivable, $12.8 million in dues collections and other campground and resort revenues, and $1.0 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the three months ended September 30, 1997, were $11.6 million in operating expenses, $2.6 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $1.1 million in sales and marketing expenditures.

Under the Credit Agreement with Foothill, as of September 30, 1997, the Company had a revolving loan in the maximum amount of $11.4 million, of which $9.2 million was outstanding and $2.2 million was available for borrowing. The Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999.

As of November 12, 1997, only $1.9 million was available for borrowing under the revolving loan. However, as the Company receives the dues revenue from its members during the winter months, these funds will be applied to reduce borrowings under the revolving loan, which will increase availability. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the revolving loan will be adequate for the Company's operating and other cash requirements during the remaining term of the Credit Agreement. All cash held by the Company and its wholly owned subsidiaries is generally deposited in accounts that are controlled by and pledged to Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $3.9 million during the three months ended September 30, 1997. Cash decreased by $385,000 as discussed above. Contracts receivable decreased by $1.2 million due primarily to $1.5 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Buildings and equipment decreased by $360,000 due primarily to depreciation, and land held for sale decreased by $2.2 million due primarily to the sale of certain campgrounds during the period.

Total liabilities decreased by $9.9 million during the three months ended September 30, 1997. Accounts payable decreased by $465,000 due primarily to the seasonal nature of the business. Accrued interest declined by $795,000 due primarily to the issuance on July 15, 1997, of $1.8 million of PIK Notes in lieu of cash interest, partially offset by $774,000 of non-cash interest accruing on the PIK Notes for the period from July 16, 1997, through September 30, 1997. The Company's outstanding debt decreased by $3.1 million during the period due to repayments on the Credit Agreement and mortgage notes, partially offset by additional the PIK Notes issued in lieu of cash interest. In addition, deferred revenue decreased by $5.4 million due to the recognition of $5.6 million of dues revenue in excess of cash collections during the period, partially offset by a $246,000 net increase in deferred sales revenue.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three month periods ended September 30, 1997 and 1996, as restated (see "Change in Accounting Method"). The deferral of historical sales revenues and expenses resulting from the change in accounting method had no impact on the Company's liquidity or cash flows.

The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME. The Company reported net income of $6.0 million or $.72 per share on revenues of $23.3 million for the three months ended September 30, 1997. This compares with net income of $1.6 million or $.23 per share on revenues of $22.4 million for the same period last year. The Company's results improved in the current period due primarily to higher gains on asset sales and lower expenses, principally campground operating costs and interest. In addition, $897,000 of restructuring costs were incurred in the prior period. Although operating revenues declined in the current period, these decreases were offset by greater decreases in operating expenses.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 1997 and 1996, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                  (Unaudited)

                                            Three months ended September 30,
                                         -------------------------------------
                                              1997               1996
                                         ----------------  -------------------
                                                              (Restated)

CAMPGROUND OPERATIONS
 Membership dues                         $          9,697   $          9,863
 Campground revenues                                6,238              5,926
 Cost of campground revenues                       (2,748)            (2,673)
 Operating expenses                                (8,726)            (9,141)
                                         ----------------  -------------------
Contribution from campground operations             4,461              3,975
                                         ----------------  -------------------

SALES
 Sales revenues                                       691                742
 Selling expenses                                    (671)              (734)
 Marketing expenses                                  (278)              (340)
                                         ----------------  -------------------
Loss on sales                                        (258)              (332)
                                         ----------------  -------------------

RESORT PARKS INTERNATIONAL
 Revenues                                             882              1,009
 Expenses                                            (432)              (441)
                                         ----------------  -------------------
Contribution from RPI                                 450                568
                                         ----------------  -------------------
                                                    4,653              4,211
                                         ----------------  -------------------

RESORT OPERATIONS
 Revenues                                             532              1,346
 Expenses                                            (450)            (1,331)
                                         ----------------  -------------------
Contribution from resort operations                    82                 15
                                         ----------------  -------------------
                                                    4,735              4,226
                                         ----------------  -------------------
 Other income                                       1,155              1,085
 Corporate member services                           (384)              (489)
 General and administrative expenses               (2,048)            (2,154)
                                         ----------------  -------------------

OPERATING INCOME BEFORE INTEREST INCOME
 AND EXPENSE, GAIN ON ASSET SALES,
 RESTRUCTURING COSTS AND TAXES                      3,458              2,668
                                         ----------------  -------------------
 Interest income                                      647              1,120
 Interest expense                                  (1,365)            (2,455)
 Gain on asset sales                                3,420              1,262
 Restructuring costs                                                    (897)
                                         ----------------  -------------------

OPERATING INCOME BEFORE TAXES            $          6,160   $          1,698
                                         ================  ===================

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $9.7 million for the three months ended September 30, 1997, compared with $9.9 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $6.2 million for the three months ended September 30, 1997, compared with $5.9 million for the same period last year. The increase in other campground revenues in the current period was due primarily to an increase in overnight fees from a section of one campground that is open to the public on an overnight fee basis, and an increase in revenue from the Company's campground management operations, as discussed below. The related expenses were approximately $2.7 million for both periods.

Other campground operating expenses decreased by $415,000 to $8.7 million for the three months ended September 30, 1997, from $9.1 million for the same period last year. This decrease resulted primarily from the closure and sale of certain campgrounds during fiscal 1997 and the three months ended September 30, 1997.

The Company intends to continue to downsize its campground operations while its membership base declines. The Company will likely close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the sale of campgrounds and other anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see "Change in Accounting Method"). For the three months ended September 30, 1997 and 1996, the Company recognized campground membership sales revenues of $691,000 and $742,000, respectively. These amounts include revenues of $561,000, and $476,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $807,000 and $592,000, respectively, which will be recognized in future periods.

Sales revenues declined in the current period due primarily to the net deferral of more revenue in the current period. Excluding the net effect of the deferral of sales revenues, sales in the current period increased slightly over sales in the same period last year due primarily to a higher average sales price. The higher average sales price in the current period resulted from a recent price increase and the discontinuation of one lower-priced membership, and certain special promotions that were offered in the prior period.

Although the Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base, the sales levels in fiscal 1997 and the first quarter of fiscal 1998 did not met the Company's expectations. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company recently entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. In addition, the Company has entered into a similar marketing agreement with a major RV financing company, and plans to seek other similar alliances.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 1997 and 1996, the Company recognized selling expenses of $671,000 and $734,000, respectively. These amounts include expenses of $126,000, and $105,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $210,000 and $141,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $258,000 and $332,000 for the three months ended September 30, 1997 and 1996, respectively. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenue than selling expense during the periods presented.

The Company's selling and marketing efforts require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenue. This disparity will increase if the Company is successful in growing campground membership sales. However, the Company intends to keep the cash it expends on selling and marketing expenses within a close relation to the cash it receives from campground membership sales.

The Company must significantly increase its campground membership sales over current levels in order to stop the continuing decline in the Company's membership base. The success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the three months ended September 30, 1997, these operations produced revenues of $848,000 with related expenses (excluding certain shared administrative costs) of $644,000. This compares with revenues for the same period last year of $732,000 and related expenses (excluding certain shared administrative costs) of $580,000. The increase in revenues and expenses between periods is due to new contracts entered into in fiscal 1997.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the three months ended September 30, 1997, RPI's operations produced a net contribution of $450,000 on revenues of $882,000, compared with a contribution of $568,000 on revenues of $1.0 million for the same period last year. The decline in results between periods is due to lower revenues in the current period that were not completely offset by expense reductions. RPI's revenues have declined as a result of declining sales in the membership camping industry generally. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. The Company's operations at the resorts presently consist of the sale of residential lots and the rental of a small number of condominium units. Prior to November 21, 1996, the Company also managed the timeshare facilities and sold timeshare interests at the resorts. The sale of these timeshare operations on November 21, 1996, significantly decreased the revenues and expenses from the resort operations.

For the three months ended September 30, 1997, the resort operations produced a net contribution of $82,000, compared with a net contribution of $15,000 for the same period last year. The Company does not expect a positive contribution from the resort operations in the future as its continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 200 residential lots and other miscellaneous real estate. There is no assurance, however, that the Company will be able to locate a buyer for any of these assets or that sales on acceptable terms can be effected.

INTEREST INCOME AND EXPENSE. Interest income was $647,000 for the three months ended September 30, 1997, compared with $1.1 million for the same period last year. During these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $125,000 and $201,000, respectively. The $473,000 decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable.

Interest expense was $1.4 million for the three months ended September 31, 1997, compared with $2.5 million for the same period last year. The $1.1 million decrease in interest expense between periods was due to a net $46.7 million reduction in the Company's outstanding debt in July 1996 resulting from the Restructuring, subsequent repayments of borrowings under the Credit Agreement, a reduced interest rate on the amended Credit Agreement, and scheduled repayments of notes and mortgages payable.

Interest expense is expected to continue to decrease during the balance of fiscal 1998 due to the continued repayment of borrowings under the Credit Agreement. In addition, since the Company is prohibited from paying cash interest on the PIK Notes until the borrowings under the Credit Agreement with Foothill are repaid, during the repayment period, a significant portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs over this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $3.4 million for the three months ended September 30, 1997, compared with $1.3 million for the same period last year. The increase in the current period was due to the timing of asset sales. During the current period, the Company sold certain campgrounds and other excess real estate at the campgrounds and resorts. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has recently been successful in selling assets, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. Other income was approximately $1.1 million for the three month periods ended September 30, 1997 and 1996.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.4 million for the three months ended September 30, 1997, compared with $2.6 million for the same period last year, reflecting the Company's continuing efforts to lower costs.

During the three months ended September 30, 1996, the Company incurred $897,000 of restructuring costs in connection with the consummation of the Restructuring. The Company also incurred $3.1 of costs in connection with obtaining the Credit Agreement with Foothill, which were capitalized as debt issue costs. In May 1997, the unamortized balance of these debt issue costs was charged to expense upon amendment of the Credit Agreement.

INFLATION. During the periods presented, the Company's results were not affected materially by inflation. However, should the rate of inflation increase in the future, the Company's expenses are likely to increase at a greater rate than it can increase the annual dues paid by the campground members because the Company cannot increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability.

NEW ACCOUNTING PRONOUNCEMENT. In February 1997, the the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Accordingly, the Company will adopt SFAS 128 in the second quarter of fiscal 1998. Under SFAS 128, the Company will report basic and diluted earnings per common share (as defined in SFAS 128) rather than primary and fully diluted earnings per common share. Had SFAS 128 been in effect for the first quarter of fiscal 1998, the Company would have reported basis earnings per common share (as defined in SFAS 128) of $.82 rather than primary earnings per common share of $.72. Diluted earnings per common share of $.72 would have been reported which approximates fully diluted earnings per common share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Johnnie Lacy v. Thousands Trails, Inc., Civil Action No C-96 004411, filed
--------------------------------------
February 1, 1996, in the United States District Court for the Northern District of California. In this action, the plaintiffs allege that the Company's campgrounds in California fail to comply with the Americans with Disabilities Act and related California statutes (collectively, the "ADA"). On July 23, 1997, the Court certified a class of plaintiffs and tentatively approved a settlement agreement between the Company and the representative of the class. On November 4, 1997, the Court gave final approval of the settlement agreement following a "fairness hearing." The settlement agreement requires the Company to bring its campgrounds in California into compliance with the ADA by spending $75,000 on such campgrounds every 18 months, commencing May 1998, until the campgrounds comply fully with the ADA. The settlement agreement also requires the Company to pay $10,500 to the representative of the class of plaintiffs, $10,000 to a disability rights foundation, and $39,500 to the plaintiffs' attorneys. Management does not believe that the settlement agreement will have a material adverse impact on the Company's operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

   Exhibit
   Number  Description
   ------- -----------
   11.1    Statement re: Computation of Per Share Earnings.
   27.1    Financial Data Schedule.

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

                                 THOUSAND TRAILS, INC.

                                      s/Harry J. White, Jr.
Date: November 13, 1997          By: __________________________________________
                                     Harry J. White, Jr.
                                     Vice President, Chief Financial Officer,
                                     and Chief Accounting Officer