Form 10-Q
period 1997-12-31
THOUSAND TRAILS INC /DE/
filed 1998-02-11
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission File Number 0-19743


                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                       75-2138671
---------------------------------             ---------------------------------
  (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                   75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:      (972) 243-2228
                                                   -----------------------------


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

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 11, 1998 was 7,411,942.

                              THOUSAND TRAILS, INC.

                                      INDEX

                                                                                                                Page

PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets at December 31, 1997
                    and June 30, 1997...........................................................................3

                  Consolidated Statements of Operations for the six months
                    ended December 31, 1997 and December 31, 1996...............................................4

                  Consolidated Statements of Operations for the three months ended December 31, 1997 and December 31, 1996...............................................5

                  Consolidated Statement of Stockholders' Deficit for the six months ended December 31, 1997....6

                  Consolidated Statements of Cash Flows for the six months ended
                    December 31, 1997 and December 31, 1996.....................................................7

                  Notes to Consolidated Financial Statements....................................................9

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................17

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................29


PART II.  OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security-Holders..........................................30

       Item 6.    Exhibits and Reports on Form 8-K.............................................................30

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                               ASSETS                                      December 31,    June 30,
                                                                              1997          1997
                                                                            --------      --------
                                                                          (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                                 $  1,698      $  1,343
  Current portion of receivables, net of allowances and discount of
    $1.5 million and $1.7 million                                              2,679         3,134
  Current portion of deferred membership selling expenses                        528           478
  Inventory and other current assets                                           3,269         4,078
                                                                            --------      --------
       Total Current Assets                                                    8,174         9,033
  Restricted cash                                                              1,349         1,407
  Receivables, net of allowances and discount of $2.7 million and
    $3.3 million                                                               2,498         4,383
  Campground land                                                             13,328        13,359
  Lot inventory                                                                  128           342
  Buildings and equipment, net of accumulated depreciation of
    $14.0 million and $12.8 million                                           22,327        23,211
  Land held for sale                                                           5,221         7,382
  Deferred membership selling expenses                                         1,015           913
  Other assets                                                                 3,305         3,272
                                                                            --------      --------
       Total Assets                                                         $ 57,345      $ 63,302
                                                                            ========      ========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                          $  1,682      $  1,864
  Accrued interest                                                             1,744         1,693
  Other accrued liabilities                                                    6,100         7,485
  Current portion of long term debt                                            2,444         5,864
  Accrued construction costs                                                   2,796         2,809
  Current portion of deferred revenue                                         15,700        19,455
                                                                            --------      --------
       Total Current Liabilities                                              30,466        39,170
  Long term debt                                                              32,734        38,230
  Deferred revenue                                                             4,425         4,158
  Other liabilities                                                            3,390         3,912
                                                                            --------      --------
       Total Liabilities                                                      71,015        85,470
                                                                            --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
  Common stock, $.01 par value, 15,000,000 shares authorized, 7,409,442
    and 7,383,276 shares issued and outstanding                                   74            74
  Additional paid-in capital                                                  20,521        20,502
  Accumulated deficit subsequent to December 31, 1991, date of
    emergence from bankruptcy                                                (34,127)      (42,613)
  Cumulative currency translation adjustment                                    (138)         (131)
                                                                            --------      --------
       Total Stockholders' Deficit                                           (13,670)      (22,168)
                                                                            --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 57,345      $ 63,302
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                              For the six months ended December 31,
                                              -------------------------------------
                                                     1997          1996
                                                   --------      --------
REVENUES                                                         (Restated)

     Membership dues                               $ 18,996      $ 19,917
     Other campground/resort revenue                  9,339        10,286
     Membership and resort interest sales             2,057         2,179
     RPI membership fees                              1,702         1,943
     Interest income                                  1,177         1,995
     Gain on asset sales                              3,749         1,215
     Nonrecurring income                                495
     Other income                                     1,825         1,887
                                                   --------      --------
         Total Revenues                              39,340        39,422
                                                   --------      --------
EXPENSES
     Campground/resort operating expenses            20,171        22,268
     Selling expenses                                 1,542         1,751
     Marketing expenses                                 626           635
     RPI membership expenses                            928           937
     Corporate member services                          702           812
     Interest expense and amortization                2,502         5,078
     General and administrative expenses              4,151         4,711
     Restructuring costs                                            1,101
                                                   --------      --------
         Total Expenses                              30,622        37,293
                                                   --------      --------
INCOME BEFORE INCOME TAXES                            8,718         2,129
     Income tax provision                              (232)         (312)
                                                   --------      --------

NET INCOME                                         $  8,486      $  1,817
                                                   ========      ========

NET INCOME PER SHARE -- BASIC                      $   1.15      $    .26
                                                   ========      ========

NET INCOME PER SHARE -- DILUTED                    $   1.01      $    .25
                                                   ========      ========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                            7,390         7,063
                                                   ========      ========
     Diluted                                          8,410         7,277
                                                   ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                            For the three months ended December 31,
                                            ---------------------------------------
                                                     1997          1996
                                                   --------      --------
REVENUES                                                        (Restated)

     Membership dues                               $  9,299      $ 10,054
     Other campground/resort revenue                  2,899         3,193
     Membership and resort interest sales             1,036         1,257
     RPI membership fees                                820           934
     Interest income                                    530           875
     Gain on asset sales                                329
     Nonrecurring income                                495
     Other income                                       670           802
                                                   --------      --------
         Total Revenues                              16,078        17,115
                                                   --------      --------
EXPENSES
     Campground/resort operating expenses             8,440         9,261
     Selling expenses                                   678           878
     Marketing expenses                                 348           295
     RPI membership expenses                            496           496
     Corporate member services                          318           323
     Interest expense and amortization                1,137         2,623
     General and administrative expenses              2,103         2,557
     Loss on asset dispositions                                        47
     Restructuring costs                                              204
                                                   --------      --------
         Total Expenses                              13,520        16,684
                                                   --------      --------
INCOME BEFORE INCOME TAXES                            2,558           431
     Income tax provision                               (58)         (189)
                                                   --------      --------

NET INCOME                                         $  2,500      $    242
                                                   ========      ========

NET INCOME PER SHARE -- BASIC                      $    .34      $    .03
                                                   ========      ========

NET INCOME PER SHARE -- DILUTED                    $    .29      $    .03
                                                   ========      ========


SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                            7,393         7,383
                                                   ========      ========
     Diluted                                          8,490         7,739
                                                   ========      ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Cumulative
                                                                                   Foreign
                                                     Additional                    Currency
                                          Common      Paid-In      Accumulated    Translation
                                          Stock       Capital        Deficit       Adjustment        Total
                                        --------------------------------------------------------------------

BALANCE, June 30, 1997                  $     74      $ 20,502      $(42,613)      $   (131)       $(22,168)

Issuance of common stock                                    19                                           19

Foreign currency translation
  adjustment                                                                             (7)             (7)

Net income for the six months ended
   December 31, 1997                                                   8,486                          8,486
                                        --------      --------      --------       --------        --------
BALANCE, December 31, 1997              $     74      $ 20,521      $(34,127)      $   (138)       $(13,670)
                                        ========      ========      ========       ========        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            For the six months ended December 31,
                                                            -------------------------------------
                                                                     1997          1996
                                                                   --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                       $  3,002      $  4,246
     Interest received                                                1,050         1,796
     Interest paid                                                     (669)       (7,360)
     General and administrative, corporate member services and
       restructuring costs                                           (5,222)       (7,842)
     Cash collected from operations, including deferred dues
       revenue                                                       28,851        30,420
     Cash from sales of campground memberships and resort
       interests at the point of sale                                 2,085         2,311
     Expenditures for property operations                           (20,702)      (22,146)
     Expenditures for sales and marketing                            (2,169)       (2,514)
     Expenditures for insurance premiums                               (591)         (158)
     Payment of income taxes                                           (231)         (311)
     Reduction of standby letter of credit                                          1,182
     Other, net                                                          50           (47)
                                                                   --------      --------
Net cash provided by (used in) operating activities                   5,454          (423)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                              (580)         (586)
     Proceeds from asset sales                                        6,115         2,536
     Issuance of Common Stock                                            19
                                                                   --------      --------
Net cash provided by investing activities                             5,554         1,950
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Initial borrowings under Credit Agreement                                     32,000
     Net repayments under Credit Agreement                          (10,408)      (14,942)
     Retirement of Secured Notes                                                  (50,169)
     Payment of debt issuance costs                                                (3,132)
     Repayment of notes and mortgages                                  (245)         (284)
                                                                   --------      --------
Net cash used in financing activities                               (10,653)      (36,527)
                                                                   --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        355       (35,000)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                              1,343        37,403
                                                                   --------      --------
     End of period                                                 $  1,698      $  2,403
                                                                   ========      ========


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 For the six months ended December 31,
                                                                 -------------------------------------
                                                                            1997         1996
                                                                           -------      -------
                                                                                      (Restated)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income                                                                 $ 8,486      $ 1,817
                                                                           -------      -------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN
   OPERATING ACTIVITIES --
     Depreciation                                                            1,287        1,389
     Amortization of interest discount, collection costs and
       valuation allowance                                                    (245)        (372)
     Net deferral of sales revenue                                             446          232
     Net deferral of selling expenses                                         (152)         (73)
     Gain on asset sales                                                    (3,749)      (1,215)
     Decrease in restricted cash                                                58        1,071
     Decrease in receivables                                                 2,540        4,144
     Decrease in other assets                                                  776        1,158
     Decrease in accounts payable                                             (182)      (1,304)
     Increase (decrease) in accrued interest                                 1,803       (3,229)
     Decrease in other liabilities                                          (5,846)      (5,016)
     Other, net                                                                232          975
                                                                           -------      -------
Total adjustments                                                           (3,032)      (2,240)
                                                                           -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $ 5,454      $  (423)
                                                                           =======      =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)


GENERAL

Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), and its subsidiaries (collectively, the "Company") own and operate a system of 54 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 340 recreational facilities and manages 48 public campgrounds for the US Forest Service. Prior to November 21, 1996, the Company also managed timeshare facilities at eight resorts located in seven states. The campground business represents the most significant portion of the Company's business currently comprising 93% of the Company's operating revenues. The reciprocal use and resort businesses provide the remaining 7%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., UST Wilderness Management Corporation ("Wilderness"), and until July 16, 1996, Thousand Trails, Inc., a Washington corporation, and its subsidiaries ("Trails"). On July 16, 1996, Trails was merged into the Company.

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature, except for the items described in the footnotes to the consolidated financial statements.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 1997 and 1996, and in the consolidated balance sheet as of June 30, 1997.

Restatement

During the first quarter of fiscal 1998, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the accompanying consolidated financial statements for the six and three month periods ended December 31, 1996, have been restated from those originally reported to reflect this change in accounting method. The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

The following table provides selected summarized information illustrating the effect of the restatement on the Company's consolidated results of operations for the six and three month periods ended December 31, 1996 (dollars in thousands):

                                               Six Months Ended        Three Months Ended
                                               December 31, 1996       December 31, 1996
                                            ----------------------  -----------------------
                                               As    As Originally     As     As Originally
                                            Restated   Reported     Restated    Reported
                                            -------- -------------  --------  -------------

   Membership and resort interest sales     $ 2,179     $ 2,411     $ 1,257     $ 1,373
   Total revenues                            39,422      39,654      17,115      17,231
   Net income                                 1,817       1,976         242         321

Earnings Per Share

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements of public companies issued for periods ending after December 15, 1997.

Under SFAS 128, the Company reports basic earnings per share rather than primary earnings per share, and diluted earnings per share rather than fully diluted earnings per share. The computation of basic earnings per share produces a higher reported per share amount than primary earnings per share, while the computation of diluted earnings per share currently produces approximately the same reported per share amount as fully diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents would be used to purchase shares at current market prices.

The tables on the next page set forth the information necessary to compute basic and diluted net income per share for the six and three month periods ended December 31, 1997 and 1996, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                     Net Income Per Share For the Six Months Ended
                                     ---------------------------------------------
                                       December 31, 1997     December 31, 1996
                                       ------------------    -----------------
                                       Basic      Diluted    Basic     Diluted
                                       ------     ------     ------    -------
                                                                (Restated)

Net Income                             $8,486     $8,486     $1,817     $1,817
                                       ======     ======     ======     ======
Weighted Average Number of Shares:
     Common Stock                       7,390      7,390      7,063      7,063
     Dilutive Options                                986                   214
     Dilutive Warrants                                34
                                       ------     ------     ------     ------
                                        7,390      8,410      7,063      7,277
                                       ======     ======     ======     ======
Net Income Per Share                   $ 1.15     $ 1.01     $  .26     $  .25
                                       ======     ======     ======     ======

                                     Net Income Per Share For the Three Months Ended
                                     -----------------------------------------------
                                        December 31, 1997     December 31, 1996
                                       ------------------    ------------------
                                       Basic      Diluted     Basic     Diluted
                                       ------     -------    ------     -------
                                                                 (Restated)

Net Income                             $2,500     $2,500     $  242     $  242
                                       ======     ======     ======     ======
Weighted Average Number of Shares:
     Common Stock                       7,393      7,393      7,383      7,383
     Dilutive Options                              1,033                   356
     Dilutive Warrants                                64
                                       ------     ------     ------     ------
                                        7,393      8,490      7,383      7,739
                                       ======     ======     ======     ======

Net Income Per Share                   $  .34     $  .29     $  .03     $  .03
                                       ======     ======     ======     ======

The computations of net income per share for the six and three month periods ended December 31, 1996, have been restated to reflect the effects of adopting the new method of accounting for campground membership sales revenues and expenses (see Note 1) and to reflect the adoption of SFAS 128.

Since inception, the Company has not paid any dividends. The Credit Agreement between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill during the term of the Credit Agreement. In addition, the Indenture for the Company's 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") prohibits the payment of any cash dividends until the PIK Notes are repaid.

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

The Company incurred $1.1 million of legal expenses and other direct costs during the six months ended December 31, 1996, in connection with the completion of the Restructuring.

CREDIT AGREEMENT WITH FOOTHILL

In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made loans to the Company in the initial amount of $32.0 million. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement. On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which, among other things, permitted the Company to borrow $12.6 million to repurchase PIK Notes, as discussed below. As a result of such repurchases of PIK Notes and repayments in the ordinary course of business, as of December 31, 1997, the Company had a revolving loan under the Credit Agreement in the maximum amount of $8.8 million, of which $3.7 million was outstanding and $5.1 million was available for borrowing. In January 1998, the Company repaid the remaining outstanding balance on the revolving loan.

The Company incurred $3.1 million of costs to obtain the Credit Agreement, which were capitalized as debt issue costs. In May 1997, the $1.3 million unamortized balance of these debt issue costs was charged to expense upon amendment of the Credit Agreement.

PIK NOTES AND PIK NOTE REPURCHASES

In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997, the Company issued an additional $1.8 million principal amount of PIK Notes in lieu of cash interest. As a result of these transactions, as of December 31, 1997, $31.0 million principal amount of PIK Notes were outstanding. On January 15, 1998, the Company issued an additional $1.9 million principal amount of PIK Notes in lieu of cash interest.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of December 31, 1997 and June 30, 1997 (dollars in thousands):

                                                      December 31,  June 30,
                                                          1997       1997
                                                        -------     -------
                                                      (Unaudited)

CURRENT PORTION OF LONG TERM DEBT :
Borrowings under Credit Agreement                       $ 2,389     $ 5,799
Notes and mortgages payable                                  55          65
                                                        -------     -------
                                                        $ 2,444     $ 5,864
                                                        =======     =======
LONG TERM DEBT:
Borrowings under Credit Agreement                       $ 1,300     $ 8,298
PIK Notes, including a deferred gain of $.2 million      31,130      29,393
Notes and mortgages payable                                 304         539
                                                        -------     -------
                                                        $32,734     $38,230
                                                        =======     =======
Total long term debt                                    $35,178     $44,094
                                                        =======     =======

NOTE 3 -- SALE OF TIMESHARE OPERATIONS

On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory at eight resorts to a newly formed corporation owned by two former employees (the "Buyer"). The sales price was $850,000, of which $50,000 was paid in cash at closing with the balance represented by a promissory note in the principal amount of $800,000. A $300,000 principal installment on the note was paid in May 1997, and the remaining $500,000 is due on May 15, 1998. Interest accrues on the note at the rate of 14 1/2% per annum and is payable with the principal installments. The Buyer may extend payment of $150,000 of the second principal installment for up to one year, with interest accruing at 20% per annum. The note is secured by liens on substantially all of the assets of the Buyer, a pledge of the Buyer's outstanding stock, and the personal guarantees of the two shareholders of the Buyer.

A deferred gain of $471,000 recorded in connection with this sale is being recognized on the installment method of accounting as payments on the note are received. The deferred gain has been netted against the principal amount of the note. The net amount is included in inventory and other current assets in the accompanying consolidated balance sheets as of December 31, 1997 and June 30, 1997.

NOTE 4 -- CONTINGENCIES

Self Insurance

The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $1.8 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million at December 31, 1997, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

Workers' Compensation Insurance

In December 1997, the Company received a refund of $495,000 for deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims. This refund is presented as nonrecurring income in the accompanying consolidated statements of operations for the six and three month periods ended December 31, 1997.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (93%). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 6% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels.

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

NOTE 5 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the six months ended December 31, 1997 and 1996 (dollars in thousands):

                                                                               Six Months
                                                                                  Ended
                                                                               December 31,
                                                                                   1997
                                                                               ------------

          Non-cash payment of PIK Note interest (see Note 2)
          --------------------------------------------------
          PIK Notes issued in lieu of cash interest payment                       $1,752

                                                                                Six Months
                                                                                   Ended
                                                                               December 31,
                                                                                   1996
                                                                                ----------

          Non-cash transactions related to the Restructuring (see Note 2)
          ---------------------------------------------------------------
          Retirement of Secured Notes                                           $(44,181)
          Issuance of PIK Notes                                                   40,521
          Issuance of common stock                                                 2,990
          Write-off of unamortized portion of consent fees                           670

          Non-cash transactions related to the timeshare sale (see Note 3)
          ----------------------------------------------------------------
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

NOTE 6 -- SUMMARIZED FINANCIAL INFORMATION

All of the Company's wholly owned subsidiaries (other than an inconsequential utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the PIK Notes that were issued on July 17, 1996, as well as the PIK Notes issued in lieu of cash payment of interest (see Note 2).

Set forth on the next page is selected financial information for Thousand Trails, Inc. ("TTI"), NACO, RPI, and Wilderness, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of and for the periods presented. The financial information as of and for the six and three month periods ended December 31, 1996, has been restated to reflect a change in accounting method for the recognition of revenue from campground membership sales (see Note 1). The assets and operations of Wilderness are not material and have, therefore, been combined with the balances of RPI for purposes of this presentation. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management believes such information is not material to investors. This summarized financial information is presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

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

STATEMENT OF OPERATIONS DATA:

                                                 Six Months Ended December 31,
                          ------------------------------------------------------------------------------
                                          1997                                     1996
                          ------------------------------------      ------------------------------------
                                        Operating       Net                       Operating         Net
                          Revenues      Income(1)      Income       Revenues      Income(1)       Income
                          --------      --------      --------      --------      --------      --------

     TTI                  $ 23,896      $  7,249      $  8,486      $ 23,770      $  4,265      $  1,817
     NACO                   14,609         1,150         2,354        14,727           597           329
     RPI & Wilderness        2,781           956           707         2,722         1,103           538
     Eliminations(2)        (1,946)       (3,061)       (3,061)       (1,797)         (867)         (867)
                          --------      --------      --------      --------      --------      --------
           Total          $ 39,340      $  6,294      $  8,486      $ 39,422      $  5,098      $  1,817
                          ========      ========      ========      ========      ========      ========

                                                  Three Months Ended December 31,
                          ------------------------------------------------------------------------------
                                          1997                                      1996
                          ------------------------------------      ------------------------------------
                                                         Net                                       Net
                                        Operating      Income                    Operating       Income
                          Revenues      Income(1)      (Loss)       Revenues      Income(1)       (Loss)
                          --------      --------      --------      --------      --------      --------

     TTI                  $ 10,705      $  2,362      $  2,530      $ 10,580      $  2,028      $    210
     NACO                    5,414           376          (114)        6,079           172           209
     RPI & Wilderness        1,049           300           286           980           382           (25)
     Eliminations(2)        (1,090)         (202)         (202)         (524)         (152)         (152)
                          --------      --------      --------      --------      --------      --------
           Total          $ 16,078      $  2,836      $  2,500      $ 17,115      $  2,430      $    242
                          ========      ========      ========      ========      ========      ========

BALANCE SHEET DATA:

                          As of December 31, 1997        As of June 30, 1997
                          ------------------------      ----------------------
                            Total         Total          Total        Total
                           Assets      Liabilities      Assets     Liabilities
                           ------      -----------      ------     -----------

     TTI                  $ 41,944      $ 55,649      $ 51,733      $ 73,901
     NACO                   29,351        42,331        29,637        44,972
     RPI & Wilderness        7,085         1,681         6,736         2,039
     Eliminations(2)       (21,035)      (28,646)      (24,804)      (35,442)
                          --------      --------      --------      --------
           Total          $ 57,345      $ 71,015      $ 63,302      $ 85,470
                          ========      ========      ========      ========

-------------------
(1) Defined as income before interest income and expense, gains on asset sales, nonrecurring income, restructuring costs and taxes.

(2)  Entries to record subsidiaries' results on a consolidated basis.

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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies and plans for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies and plans for future periods may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

CHANGE IN ACCOUNTING METHOD

During the first quarter of fiscal 1998, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the consolidated financial statements for the six and three month periods ended December 31, 1996, have been restated from those originally reported to reflect this change in accounting method (see Note 1 to the consolidated financial statements included in Item 1). The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

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

However, the Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to downsize its business while its membership base declines. In this regard, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CASH. On December 31, 1997, the Company had $1.7 million of cash and cash equivalents, an increase of $355,000 from June 30, 1997. During the six months ended December 31, 1997, the Company's operating activities produced $5.5 million of cash and asset sales provided cash proceeds of $6.1 million. The Company used this cash primarily to repay $10.4 million of borrowings under the Credit Agreement with Foothill and to make capital expenditures totaling $580,000.

The Company's principal sources of operating cash for the six months ended December 31, 1997, were $4.1 million in principal and interest collections on contracts receivable, $28.9 million in dues collections and other campground and resort revenues, and $2.1 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the six months ended December 31, 1997, were $20.7 million in operating expenses, $5.2 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $2.2 million in sales and marketing expenditures.

Under the Credit Agreement with Foothill, as of December 31, 1997, the Company had a revolving loan in the maximum amount of $8.8 million, of which $3.7 million was outstanding and $5.1 million was available for borrowing. The Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999.

In January 1998, the Company repaid the remaining outstanding borrowings under the revolving loan. The Company anticipates that its cash balances will continue to increase as it receives the dues revenue from its members during the balance of fiscal 1998. Although the Company will incur a higher level of operating expenses during the summer months, it anticipates that it will not be required to borrow under the revolving loan to fund its working capital needs through calendar 1998.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $6.0 million during the six months ended December 31, 1997. Contracts receivable decreased by $2.3 million due primarily to $3.0 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Inventory and other current assets decreased by $809,000 due primarily to amortization of insurance premiums for fiscal 1998 that were paid in June 1997. Buildings and equipment decreased by $884,000 due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Land held for sale decreased by $2.2 million due primarily to the sale of certain campgrounds during the period.

Total liabilities decreased by $14.5 million during the six months ended December 31, 1997. Accounts payable and other accrued liabilities decreased by $1.6 million because $665,000 was paid to certain states in the second fiscal quarter for unclaimed property, and accrued payroll and other related liabilities were lower at December 31, 1997 due to the seasonality of the business. The Company's outstanding debt decreased by $8.9 million during the period due to repayments under the Credit Agreement and mortgage notes, partially offset by the issuance of additional PIK Notes in lieu of cash interest. Other liabilities decreased by $522,000 primarily as a result of the payment of recorded liabilities in connection with the sale of certain campgrounds. In addition, deferred revenue decreased by $3.5 million due to the recognition of $4.0 million of dues revenue in excess of cash collections during the period, partially offset by a $446,000 net increase in deferred sales revenue.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six and three month periods ended December 31, 1997 and 1996, as restated (see "Change in Accounting Method"). The deferral of historical sales revenues and expenses resulting from the change in accounting method had no impact on the Company's liquidity or cash flows.

The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME. The Company reported net income of $8.5 million or $1.15 per share on revenues of $39.3 million for the six months ended December 31, 1997. This compares with net income of $1.8 million or $.26 per share on revenues of $39.4 million for the same period last year. The Company's results improved in the current period due primarily to higher gains on asset sales and lower expenses, principally campground operating costs, general and administrative expenses, and interest. In addition, $1.1 million of restructuring costs was incurred in the prior period. Although operating revenues declined in the current period, these decreases were offset by greater decreases in operating expenses.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 1997 and 1996, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Six months ended December 31,
                                                         -----------------------------
                                                             1997          1996
                                                           --------      --------
                                                                        (Restated)

         CAMPGROUND OPERATIONS
            Membership dues                                $ 18,996      $ 19,917
            Campground revenues                               8,959         8,428
            Cost of campground revenues                      (4,044)       (3,990)
            Operating expenses                              (15,658)      (16,259)
                                                           --------      --------

         Contribution from campground operations              8,253         8,096
                                                           --------      --------

         SALES
            Sales revenues                                    1,479         1,831
            Selling expenses                                 (1,259)       (1,518)
            Marketing expenses                                 (626)         (635)
                                                           --------      --------
         Loss on sales                                         (406)         (322)
                                                           --------      --------

         RESORT PARKS INTERNATIONAL
            Revenues                                          1,702         1,943
            Expenses                                           (928)         (937)
                                                           --------      --------
         Contribution from RPI                                  774         1,006
                                                           --------      --------
                                                              8,621         8,780
                                                           --------      --------

         RESORT OPERATIONS
            Revenues                                            958         2,206
            Expenses                                           (752)       (2,252)
                                                           --------      --------
         Contribution (loss) from resort operations             206           (46)
                                                           --------      --------
                                                              8,827         8,734
                                                           --------      --------
            Other income                                      1,825         1,887
            Corporate member services                          (702)         (812)
            General and administrative expenses              (4,151)       (4,711)
                                                           --------      --------

         OPERATING INCOME BEFORE INTEREST INCOME AND
            EXPENSE, GAIN ON ASSET SALES, NONRECURRING
            INCOME, RESTRUCTURING COSTS, AND TAXES            5,799         5,098
                                                           --------      --------

            Interest income                                   1,177         1,995
            Interest expense                                 (2,502)       (5,078)
            Gain on asset sales                               3,749         1,215
            Nonrecurring income                                 495
            Restructuring costs                                            (1,101)
                                                           --------      --------

         OPERATING INCOME BEFORE TAXES                     $  8,718      $  2,129
                                                           ========      ========

OPERATING INCOME. During the six months ended December 31, 1997, the Company achieved a positive contribution from operations of $5.8 million, an improvement over the $5.1 million achieved in the same period last year. Although operating revenues declined in the current period, these decreases were offset by greater decreases in operating expenses. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, restructuring costs, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $19.0 million for the six months ended December 31, 1997, compared with $19.9 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $9.0 million for the six months ended December 31, 1997, compared with $8.4 million for the same period last year. The related expenses were approximately $4.0 million for both periods. The increase in other campground revenues in the current period was due primarily to revenues received from harvesting timber at certain campgrounds, an increase in overnight fees from a section of one campground that is open to the public on an overnight fee basis, and an increase in revenue from the Company's campground management operations, as discussed below.

Other campground operating expenses were $15.7 million for the six months ended December 31, 1997, compared with $16.3 million for the same period last year. The decrease between periods resulted primarily from the closure and sale of certain campgrounds during fiscal 1997 and the first half of fiscal 1998.

The Company intends to continue to downsize its campground operations while its membership base declines. In this regard, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see "Change in Accounting Method"). For the six months ended December 31, 1997 and 1996, the Company recognized campground membership sales revenues of $1.5 million and $1.8 million, respectively. These amounts include revenues of $1.2 million and $953,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $1.6 million and $1.2 million, respectively, which will be recognized in future periods.

Sales revenues declined by $352,000 in the current period. Although revenue from the sale of new memberships increased on fewer units sold at significantly higher average sales prices, this increase was more than offset by a decrease in revenue from the sale of upgrade memberships, and the net deferral of more sales revenue in the current period.

Although the Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base, the sales levels in fiscal 1997 and the first half of fiscal 1998 did not meet the Company's expectations. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company recently entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. The Company recently entered into a similar marketing arrangement with a major RV financing company and plans to seek other similar alliances. In addition, the Company has recently added an outbound telemarketing function at its corporate office and hired regional marketing managers.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 1997 and 1996, the Company recognized selling expenses of $1.3 million and $1.5 million, respectively. These amounts include expenses of $265,000 and $209,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $417,000 and $282,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $406,000 and $322,000 for the six months ended December 31, 1997 and 1996, respectively. These expenses exceeded sales revenues because of the increased marketing activity and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

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

CAMPGROUND MANAGEMENT. Wilderness, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the six months ended December 31, 1997, these operations produced revenues of $895,000 with related expenses (excluding certain shared administrative costs) of $713,000. This compares with revenues for the same period last year of $779,000 and related expenses (excluding certain shared administrative costs) of $683,000. The increase in revenues and expenses between periods was due to new contracts entered into in fiscal 1997.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the six months ended December 31, 1997, RPI's operations produced a net contribution of $774,000 on revenues of $1.7 million, compared with a contribution of $1.0 million on revenues of $1.9 million for the same period last year. The decline in results between periods was due to lower revenues in the current period that were not completely offset by expense reductions. RPI's revenues have declined as a result of declining sales in the membership camping industry generally. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. The Company's operations at the resorts presently consist of the sale of residential lots and the rental of a small number of condominium units. Historically, the Company also managed the timeshare facilities and sold timeshare interests at the resorts. On November 21, 1996, the Company sold the timeshare operations and remaining timeshare inventory at the resorts, which significantly decreased the revenues and expenses from the resort operations.

For the six months ended December 31, 1997, the resort operations produced a net contribution of $206,000, compared with a loss of $46,000 for the same period last year. The improvement in the current period resulted primarily from a bulk sale of lots that did not require the payment of commissions. The Company does not expect a positive contribution from the resort operations in the future as its continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 200 residential lots and other miscellaneous real estate. There is no assurance, however, that the Company will be able to locate a buyer for any of these assets or that sales on acceptable terms can be effected.

INTEREST INCOME AND EXPENSE. Interest income was $1.2 million for the six months ended December 31, 1997, compared with $2.0 million for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $134,000 and $203,000, respectively. The $818,000 decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable.

Interest expense was $2.5 million for the six months ended December 31, 1997, compared with $5.1 million for the same period last year. The $2.6 million decrease in interest expense between periods was due to a net $46.7 million reduction in the Company's outstanding debt in July 1996 resulting from the Restructuring, subsequent repayments of borrowings under the Credit Agreement, a reduced interest rate on the amended Credit Agreement, and scheduled repayments of mortgage notes.

The Company repaid the remaining outstanding borrowings under the Credit Agreement in January 1998, which will cause interest expense to decrease during the balance of fiscal 1998. In addition, since the Credit Agreement prohibits the Company from paying cash interest on the

PIK Notes, during the remaining term of the Credit Agreement, a significant portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs during this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $3.7 million for the six months ended December 31, 1997, compared with $1.2 million for the same period last year. The increase in the current period was due to the timing of asset sales. During the current period, the Company sold certain campgrounds and other excess real estate at the campgrounds and resorts. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has recently been successful in selling assets, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. Other income was $1.8 million for the six months ended December 31, 1997, compared with $1.9 million for the same period last year.

The Company also had $495,000 of nonrecurring income during the current period resulting from a refund of certain insurance deposits that were made in prior years. The deposits were expensed in those years because the Company anticipated that the deposits would be used to cover insurance claims.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $4.9 million for the six months ended December 31, 1997, compared with $5.5 million for the same period last year, reflecting the Company's continuing efforts to lower costs.

During the six months ended December 31, 1996, the Company incurred $1.1 million of restructuring costs in connection with the consummation of the Restructuring. The Company also incurred $3.1 million of costs in connection with obtaining the Credit Agreement with Foothill, which were capitalized as debt issue costs. In May 1997, the $1.3 million unamortized balance of these debt issue costs was charged to expense upon amendment of the Credit Agreement.

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME. The Company reported net income of $2.5 million or $.34 per share on revenues of $16.1 million for the three months ended December 31, 1997. This compares with net income of $242,000 or $.03 per share on revenues of $17.1 million for the same period last year. The Company's results improved in the current period due primarily to lower expenses, principally campground operating costs, general and administrative expenses, and interest. Although operating revenues declined in the current period, these decreases were offset by greater decreases in operating expenses.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 1997 and 1996, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Three months ended December 31,
                                                       -------------------------------
                                                             1997             1996
                                                       --------------     ------------
                                                                           (Restated)

         CAMPGROUND OPERATIONS
            Membership dues                                  $  9,299      $ 10,054
            Campground revenues                                 2,721         2,502
            Cost of campground revenues                        (1,296)       (1,317)
            Operating expenses                                 (6,932)       (7,118)
                                                             --------      --------

         Contribution from campground operations                3,792         4,121
                                                             --------      --------

         SALES
            Sales revenues                                        788         1,089
            Selling expenses                                     (588)         (784)
            Marketing expenses                                   (348)         (295)
                                                             --------      --------
         Profit (loss) on sales                                  (148)           10
                                                             --------      --------

         RESORT PARKS INTERNATIONAL
            Revenues                                              820           934
            Expenses                                             (496)         (496)
                                                             --------      --------
         Contribution from RPI                                    324           438
                                                             --------      --------
                                                                3,968         4,569
                                                             --------      --------

         RESORT OPERATIONS
            Revenues                                              426           859
            Expenses                                             (302)         (920)
                                                             --------      --------
         Contribution from resort operations                      124           (61)
                                                             --------      --------
                                                                4,092         4,508
                                                             --------      --------

            Other income                                          670           802
            Corporate member services                            (318)         (323)
            General and administrative expenses                (2,103)       (2,557)
                                                             --------      --------

         OPERATING INCOME BEFORE INTEREST INCOME AND
            EXPENSE, GAIN (LOSS) ON ASSET DISPOSITIONS,
            NONRECURRING INCOME, RESTRUCTURING COSTS AND
            TAXES                                               2,341         2,430
                                                             --------      --------

            Interest income                                       530           875
            Interest expense                                   (1,137)       (2,623)
            Gain (loss) on asset dispositions                     329           (47)
            Nonrecurring income                                   495
            Restructuring costs                                                (204)
                                                             --------      --------
         OPERATING INCOME BEFORE TAXES                       $  2,558      $    431
                                                             ========      ========

OPERATING INCOME. During the three months ended December 31, 1997, the Company achieved a positive contribution from operations of $2.3 million, compared with $2.4 million in the same period last year. Although operating revenues declined in the current period, these decreases were substantially offset by decreases in operating expenses. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, restructuring costs, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.3 million for the three months ended December 31, 1997, compared with $10.1 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $2.7 million for the three months ended December 31, 1997, compared with $2.5 million for the same period last year. The related expenses were approximately $1.3 million for both periods. The increase in other campground revenues in the current period was due primarily to revenues from harvesting timber at certain campgrounds.

Other campground operating expenses decreased slightly to $6.9 million for the three months ended December 31, 1997, from $7.1 million for the same period last year. This decrease resulted primarily from the closure and sale of certain campgrounds during fiscal 1997 and the first half of fiscal 1998.

For the three months ended December 31, 1997 and 1996, the Company recognized campground membership sales revenues of $788,000 and $1.1 million, respectively. These amounts include revenues of $610,000 and $477,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $808,000 and $593,000, respectively, which will be recognized in future periods.

Sales revenues declined by $301,000 in the current period. Although revenue from the sale of new memberships increased on fewer units sold at significantly higher average sales prices, this increase was more than offset by a decrease in revenue from the sale of upgrade memberships, and the net deferral of more sales revenue in the current period.

For the three months ended December 31, 1997 and 1996, the Company recognized selling expenses of $588,000 and $784,000, respectively. These amounts include expenses of $139,000, and $104,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $207,000 and $141,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $148,000 for the three months ended December 31, 1997, while sales revenues exceeded selling and marketing expenses by $10,000 for the same period last year. The expenses exceeded sales revenue in the current period because of the increased marketing activity, and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more net sales revenue during the current period.

CAMPGROUND MANAGEMENT. For the three months ended December 31, 1997, the Company's campground management operations produced revenues of $47,000 with related expenses (excluding certain shared administrative costs) of $69,000. This compares with revenues for the same period last year of $47,000 and related expenses (excluding certain shared administrative costs) of $103,000. These operations generally incur a loss during the second fiscal quarter due to certain fixed expenses and the seasonal closure of the campgrounds.

RESORT PARKS INTERNATIONAL. For the three months ended December 31, 1997, RPI's operations produced a net contribution of $324,000 on revenues of $820,000, compared with a net contribution of $438,000 on revenues of $934,000 for the same period last year. The decline in the net contribution in the current period was due to lower revenues.

RESORT OPERATIONS. For the three months ended December 31, 1997, the resort operations produced a net contribution of $124,000, compared with a loss of $61,000 for the same period last year. The improvement in the current period was due primarily to a bulk sale of lots that did not require the payment of commissions.

INTEREST INCOME AND EXPENSE. Interest income was $530,000 for the three months ended December 31, 1997, compared with $875,000 for the same period last year. During these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $68,000 and $94,000, respectively. The $345,000 decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable.

Interest expense was $1.1 million for the three months ended December 31, 1997, compared with $2.6 million for the same period last year. The $1.5 million decrease in interest expense between periods was due to a net $46.7 million reduction in the Company's outstanding debt in July 1996 resulting from the Restructuring, subsequent repayments of borrowings under the Credit Agreement, a reduced interest rate on the amended Credit Agreement, and scheduled repayments of mortgage notes.

GAIN (LOSS) ON ASSET DISPOSITIONS. The Company recognized a gain on the sale of assets of $329,000 for the three months ended December 31, 1997, compared with a $47,000 loss for the same period last year. The increase in the current period was due to the timing of asset sales.

OTHER INCOME. Other income was $670,000 for the three months ended December 31, 1997, compared with $802,000 for the same period last year. Other income decreased in the current period primarily as a result of lower income from recoveries on canceled contracts and dues.

The Company also had $495,000 of nonrecurring income in the current period resulting from a refund of certain insurance deposits that were made in prior years.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.4 million for the three months ended December 31, 1997, compared with $2.9 million for the same period last year, reflecting the Company's continuing efforts to lower costs.

During the three months ended December 31, 1996, the Company incurred $204,000 of restructuring costs in connection with the consummation of the Restructuring.

INFLATION

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On November 20, 1997, the Company held its annual meeting of stockholders. As of the record date for the meeting, the Company had 7,386,776 shares of common stock outstanding, of which 5,158,008 shares were represented at the meeting in person or by proxy. The stockholders took the following actions at the meeting.

1. The stockholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of stockholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each of them were as follows:

                Name                     Votes For     Votes Withheld
                ----                     ---------     --------------

           Andrew M. Boas                5,157,055         953
           William P. Kovacs             5,157,055         953
           Donald R. Leopold             5,157,055         953
           H. Sean Mathis                5,157,055         953
           Douglas K. Nelson             5,157,055         953
           William J. Shaw               5,157,055         953

2. The stockholders ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending June 30, 1998. The votes cast for, votes cast against, and abstentions were as follows:

           Votes For                  Votes Against              Abstentions
           ---------                  -------------              -----------

           5,155,111                      2,780                      117

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

     Exhibit
      Number                  Description
     -------                  -----------

      10.1       Second Amendment to Loan and Security Agreement dated as of
                 December 23, 1997, between the Company and Foothill.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule.

REPORTS ON FORM 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THOUSAND TRAILS, INC.


Date:  February 11, 1998              By: s/ Harry J. White, Jr.
                                         ---------------------------------------
                                          Harry J. White, Jr.
                                          Vice President, Chief Financial
                                          Officer, and Chief Accounting Officer

                               INDEX TO EXHIBITS

     Exhibit
      Number                  Description
     -------                  -----------

      10.1       Second Amendment to Loan and Security Agreement dated as of
                 December 23, 1997, between the Company and Foothill.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule.