Form 10-Q
period 1998-03-31
THOUSAND TRAILS INC /DE/
filed 1998-05-14
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                         Commission File Number 0-19743


                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                   75-2138671
  ---------------------------------         ---------------------------------
    (State or Other Jurisdiction            (IRS Employer Identification No.)
  of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                      75234
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:           (972) 243-2228
                                                          ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 12, 1998 was 7,437,083.

                              THOUSAND TRAILS, INC.


                                      INDEX

                                                                                              Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets at March 31, 1998
                    and June 30, 1997..........................................................3

                  Consolidated Statements of Operations for the nine months
                    ended March 31, 1998 and March 31, 1997....................................4

                  Consolidated Statements of Operations for the three months ended March 31, 1998 and March 31, 1997....................................5

                  Consolidated Statement of Stockholders' Deficit for the nine months ended March 31, 1998.......................................................6

                  Consolidated Statements of Cash Flows for the nine months ended
                    March 31, 1998 and March 31, 1997..........................................7

                  Notes to Consolidated Financial Statements...................................9

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................17

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................29


PART II.  OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K............................................30

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                      ASSETS                                                March 31,         June 30,
                                                                                              1998              1997
                                                                                          ------------      ------------
                                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                              $      8,711      $      1,343
   Current portion of receivables, net of allowances and discount of
    $1.4 million and $1.7 million                                                                2,339             3,134
   Current portion of deferred membership selling expenses                                         518               478
   Inventory and other current assets                                                            3,306             4,078
                                                                                          ------------      ------------
       Total Current Assets                                                                     14,874             9,033
   Restricted cash                                                                               1,136             1,407
   Receivables, net of allowances and discount of $2.5 million and
    $3.3 million                                                                                 1,707             4,383
   Campground land                                                                              13,328            13,359
   Lot inventory                                                                                    32               342
   Buildings and equipment, net of accumulated depreciation of
    $14.5 million and $12.8 million                                                             21,965            23,211
   Land held for sale                                                                            5,190             7,382
   Deferred membership selling expenses                                                            987               913
   Other assets                                                                                  2,671             3,272
                                                                                          ------------      ------------
       Total Assets                                                                       $     61,890      $     63,302
                                                                                          ============      ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                                       $      1,723      $      1,864
   Accrued interest                                                                                826             1,693
   Other accrued liabilities                                                                     6,784             7,485
   Current portion of long term debt                                                                               5,864
   Accrued construction costs                                                                    2,796             2,809
   Current portion of deferred revenue                                                          20,636            19,455
                                                                                          ------------      ------------
       Total Current Liabilities                                                                32,765            39,170
   Long term debt                                                                               32,980            38,230
   Deferred revenue                                                                              4,249             4,158
   Other liabilities                                                                             3,432             3,912
                                                                                          ------------      ------------
       Total Liabilities                                                                        73,426            85,470
                                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,420,416
    and 7,383,276 shares issued and outstanding                                                     74                74
   Additional paid-in capital                                                                   20,540            20,502
   Accumulated deficit subsequent to December 31, 1991, date of
    emergence from bankruptcy                                                                  (32,020)          (42,613)
   Cumulative currency translation adjustment                                                     (130)             (131)
                                                                                          ------------      ------------
       Total Stockholders' Deficit                                                             (11,536)          (22,168)
                                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $     61,890      $     63,302
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       For the nine months ended March 31,
                                                                                       -----------------------------------
                                                                                              1998              1997
                                                                                       ---------------      --------------
REVENUES                                                                                                     (Restated)
     Membership dues                                                                      $     28,065      $     29,700
     Other campground/resort revenue                                                            11,939            12,852
     Membership and resort interest sales                                                        2,929             2,617
     RPI membership fees                                                                         2,855             3,000
     Interest income                                                                             1,862             2,875
     Gain on asset sales                                                                         3,747             1,581
     Nonrecurring income                                                                         1,083
     Other income                                                                                2,496             2,720
                                                                                          ------------      ------------
         Total Revenues                                                                         54,976            55,345
                                                                                          ------------      ------------
EXPENSES
     Campground/resort operating expenses                                                       28,018            31,225
     Selling expenses                                                                            2,347             2,321
     Marketing expenses                                                                          1,099               953
     RPI membership expenses                                                                     1,576             1,443
     Corporate member services                                                                   1,083             1,152
     Interest expense and amortization                                                           3,576             7,321
     General and administrative expenses                                                         6,310             7,564
     Restructuring costs                                                                                           1,101
                                                                                          ------------      ------------
         Total Expenses                                                                         44,009            53,080
                                                                                          ------------      ------------

INCOME BEFORE INCOME TAXES                                                                      10,967             2,265
     Income tax provision                                                                         (374)             (480)
                                                                                          ------------      ------------

NET INCOME                                                                                $     10,593      $      1,785
                                                                                          ============      ============

NET INCOME PER SHARE-- BASIC                                                              $       1.43      $        .25
                                                                                          ============      ============

NET INCOME PER SHARE-- DILUTED                                                            $       1.26      $        .24
                                                                                          ============      ============

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                                                       7,398             7,170
                                                                                          ============      ============
     Diluted                                                                                     8,405             7,529
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                              1998              1997
                                                                                       ---------------      ---------------
REVENUES                                                                                                     (Restated)
     Membership dues                                                                      $      9,069      $      9,783
     Other campground/resort revenue                                                             2,600             2,566
     Membership and resort interest sales                                                          872               438
     RPI membership fees                                                                         1,153             1,057
     Interest income                                                                               685               880
     Gain on asset sales                                                                                             366
     Nonrecurring income                                                                           588
     Other income                                                                                  669               833
                                                                                          ------------      ------------
         Total Revenues                                                                         15,636            15,923
                                                                                          ------------      ------------
EXPENSES
     Campground/resort operating expenses                                                        7,847             8,957
     Selling expenses                                                                              805               570
     Marketing expenses                                                                            473               318
     RPI membership expenses                                                                       648               506
     Corporate member services                                                                     381               340
     Interest expense and amortization                                                           1,074             2,243
     General and administrative expenses                                                         2,159             2,853
                                                                                          ------------      ------------
         Total Expenses                                                                         13,387            15,787
                                                                                          ------------      ------------

INCOME BEFORE INCOME TAXES                                                                       2,249               136
     Income tax provision                                                                         (142)             (168)
                                                                                          ------------      ------------

NET INCOME (LOSS)                                                                         $      2,107      $        (32)
                                                                                          ============      ============

NET INCOME (LOSS) PER SHARE-- BASIC                                                       $        .28      $          0
                                                                                          ============      ============

NET INCOME (LOSS) PER SHARE-- DILUTED                                                     $        .25      $          0
                                                                                          ============      ============

SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
     Basic                                                                                       7,416             7,383
                                                                                          ============      ============
     Diluted                                                                                     8,395             7,383
                                                                                          ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                Cumulative
                                                                                                  Foreign
                                                                  Additional                     Currency
                                                    Common         Paid-In       Accumulated    Translation
                                                    Stock          Capital         Deficit       Adjustment       Total
                                                  -------------------------------------------------------------------------
BALANCE, June 30, 1997                            $       74     $   20,502     $  (42,613)     $     (131)     $  (22,168)

Issuance of common stock                                                 38                                             38

Foreign currency translation
  adjustment                                                                                             1               1

Net income for the nine months
   ended March 31, 1998                                                             10,593                          10,593
                                                  ----------     ----------     ----------      ----------      ----------

BALANCE, March 31, 1998                           $       74     $   20,540     $  (32,020)     $     (130)     $  (11,536)
                                                  ==========     ==========     ==========      ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        For the nine months ended March 31,
                                                                                        -----------------------------------
                                                                                             1998                 1997
                                                                                        --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                                              $      4,432      $      6,211
     Interest received                                                                           1,663             2,556
     Interest paid                                                                                (854)           (7,682)
     General and administrative, corporate member services and
       restructuring costs                                                                      (7,630)          (11,104)
     Cash collected from operations, including deferred dues
       revenue                                                                                  47,230            50,741
     Cash from sales of campground memberships and resort
       interests at the point of sale                                                            2,646             2,788
     Expenditures for property operations                                                      (28,016)          (30,704)
     Expenditures for sales and marketing                                                       (3,279)           (3,408)
     Expenditures for insurance premiums                                                          (751)             (374)
     Payment of income taxes                                                                      (374)             (480)
     Termination of indemnification trust                                                          590
     Reduction of standby letter of credit                                                                         1,500
     Other, net                                                                                    268               120
                                                                                          ------------      ------------
Net cash provided by operating activities                                                       15,925            10,164
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                                                       (1,165)             (620)
     Proceeds from insurance claims                                                              1,119
     Proceeds from asset sales                                                                   6,152             2,958
     Issuance of Common Stock                                                                       38
                                                                                          ------------      ------------
Net cash provided by investing activities                                                        6,144             2,338
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under Credit Agreement                                                     (14,097)          (26,700)
     Initial borrowings under Credit Agreement                                                                    32,000
     Retirement of Secured Notes                                                                                 (50,169)
     Payment of debt issuance costs                                                                               (3,132)
     Repayment of notes and mortgages                                                             (604)             (357)
                                                                                          ------------      ------------
Net cash used in financing activities                                                          (14,701)          (48,358)
                                                                                          ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 7,368           (35,856)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                         1,343            37,403
                                                                                          ------------      ------------
     End of period                                                                        $      8,711      $      1,547
                                                                                          ============      ============

                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        For the nine months ended March 31,
                                                                                        -----------------------------------
                                                                                             1998                 1997
                                                                                        --------------      ---------------
                                                                                                              (Restated)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net income                                                                                $     10,593      $      1,785
                                                                                          ------------      ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES --
     Depreciation                                                                                1,912             2,072
     Amortization of interest discount, collection costs and
       valuation allowance                                                                        (393)             (548)
     Amortization of debt issue costs                                                                              1,536
     Net deferral of sales revenue                                                                 225               349
     Net deferral of selling expenses                                                             (114)             (109)
     Gain on asset sales                                                                        (3,747)           (1,581)
     Gain on insurance settlement                                                                 (588)
     Decrease in restricted cash                                                                   271             1,557
     Decrease in receivables                                                                     3,809             6,080
     Decrease in other assets                                                                    1,437             1,546
     Decrease in accounts payable                                                                 (141)           (1,974)
     Increase (decrease) in accrued interest                                                     2,743            (2,101)
     Increase in deferred membership dues revenue                                                1,047             2,467
     Decrease in other liabilities                                                              (1,497)             (950)
     Other, net                                                                                    368                35
                                                                                          ------------      ------------
Total adjustments                                                                                5,332             8,379
                                                                                          ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $     15,925      $     10,164
                                                                                          ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


GENERAL

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate a system of 54 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 325 recreational facilities and manages 130 public campgrounds for the US Forest Service. Prior to November 21, 1996, the Company also managed timeshare facilities at eight resorts located in seven states. The campground business represents the most significant portion of the Company's business currently comprising 92% of the Company's operating revenues. The reciprocal use and resort businesses provide the remaining 8%. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, and management fees, guest fees and other fees and revenues received from the campground and resort operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc. ("Coast"), National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., UST Wilderness Management Corporation ("Wilderness"), and until July 16, 1996, Thousand Trails, Inc., a Washington corporation, and its subsidiaries ("Trails"). On July 16, 1996, Trails was merged into the Company.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 1998 and 1997, and in the consolidated balance sheet as of June 30, 1997.

Restatement

During the first quarter of fiscal 1998, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the accompanying consolidated financial statements for the nine and three month periods ended March 31, 1997, have been restated from those originally reported to reflect this change in accounting method. The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

The following table provides selected summarized information illustrating the effect of the restatement on the Company's consolidated results of operations for the nine and three month periods ended March 31, 1997 (dollars in thousands):

                                               Nine Months Ended                   Three Months Ended
                                                March 31, 1997                       March 31, 1997
                                         ------------------------------     -------------------------------
                                              As          As Originally          As           As Originally
                                           Restated         Reported          Restated          Reported
                                         ------------     -------------     ------------      -------------
Membership and resort interest sales     $      2,617     $      2,966      $        438      $        555
Total revenues                                 55,345           55,694            15,923            16,040
Net income (loss)                               1,785            2,025               (32)               49

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements of public companies issued for periods ending after December 15, 1997.

Under SFAS 128, the Company reports basic earnings per share rather than primary earnings per share, and diluted earnings per share rather than fully diluted earnings per share. The computation of basic earnings per share produces a higher reported per share amount than primary earnings per share, while the computation of diluted earnings per share currently produces approximately the same reported per share amount as fully diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method, whereby proceeds, if any, from the assumed exercise of common stock equivalents would be used to purchase shares at current market prices. Diluted net loss per common share is computed based on weighted average common shares outstanding only. Warrants outstanding, as well as common stock equivalents that would be assumed outstanding, are excluded from the diluted net loss per share computation as they would be anti-dilutive.

The tables below set forth the information necessary to compute basic and diluted net income (loss) per share for the nine and three month periods ended March 31, 1998 and 1997, including a summary of the components of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                                                           Net Income Per Share For the Nine Months Ended
                                                                      --------------------------------------------------------
                                                                            March 31, 1998                March 31, 1997
                                                                      -------------------------     --------------------------
                                                                         Basic         Diluted         Basic          Diluted
                                                                      ----------     ----------     ----------      ----------
                                                                                                            (Restated)
Net Income                                                            $   10,593     $   10,593     $    1,785      $    1,785
                                                                      ==========     ==========     ==========      ==========

Weighted Average Number of Shares:
     Common Stock                                                          7,398          7,398          7,170           7,170
     Dilutive Options                                                         --            982             --             359
     Dilutive Warrants                                                        --             25             --              --
                                                                      ----------     ----------     ----------      ----------
                                                                           7,398          8,405          7,170           7,529
                                                                      ==========     ==========     ==========      ==========

Net Income Per Share                                                  $     1.43     $     1.26     $      .25      $      .24
                                                                      ==========     ==========     ==========      ==========

                                                                       Net Income (Loss) Per Share For the Three Months Ended
                                                                      --------------------------------------------------------
                                                                            March 31, 1998                March 31, 1997
                                                                      -------------------------     --------------------------
                                                                         Basic         Diluted         Basic          Diluted
                                                                      ----------     ----------     ----------      ----------
                                                                                                            (Restated)
Net Income (Loss)                                                     $    2,107     $    2,107     $      (32)     $      (32)
                                                                      ==========     ==========     ==========      ==========

Weighted Average Number of Shares:
     Common Stock                                                          7,416          7,416          7,383           7,383
     Dilutive Options                                                         --            973             --              --
     Dilutive Warrants                                                        --              6             --              --
                                                                      ----------     ----------     ----------      ----------
                                                                           7,416          8,395          7,383           7,383
                                                                      ==========     ==========     ==========      ==========

Net Income (Loss) Per Share                                           $      .28     $      .25     $        0      $        0
                                                                      ==========     ==========     ==========      ==========


The computations of net income (loss) per share for the nine and three month periods ended March 31, 1997, have been restated to reflect the effects of adopting the new method of accounting for campground membership sales revenues and expenses (see Note 1) and to reflect the adoption of SFAS 128.

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

Reclassifications

Certain reclassifications have been made to prior period information to conform with the current period presentation.

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

The Company incurred $1.1 million of legal expenses and other direct costs during the nine months ended March 31, 1997, in connection with the completion of the Restructuring.

CREDIT AGREEMENT WITH FOOTHILL

In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made loans to the Company in the initial amount of $32.0 million. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement. On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which significantly modified its original terms and which, among other things, permitted the Company to borrow $12.6 million to repurchase PIK Notes as discussed below. As a result of repayments in the ordinary course of business, the Company repaid all outstanding borrowings under the Credit Agreement in January 1998. As of March 31, 1998, the Company had a revolving loan under the Credit Agreement in the maximum amount of $6.6 million, which was all available for borrowing.

The Company incurred $3.1 million of costs to obtain the Credit Agreement, which were capitalized as debt issue costs. In May 1997, the $1.3 million unamortized balance of these debt issue costs was charged to expense upon amendment of the Credit Agreement.

PIK NOTES AND PIK NOTE REPURCHASES

In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997 and January 15, 1998, the Company issued an additional $1.8 million and $1.9 million principal amount of PIK Notes, respectively, in lieu of cash interest. As a result of these transactions, as of March 31, 1998, $32.8 million principal amount of PIK Notes were outstanding.

BALANCE SHEET PRESENTATION OF LONG TERM DEBT

Balance sheet presentation of the current and long term components of the Company's outstanding debt is reflected below, as of March 31, 1998 and June 30, 1997 (dollars in thousands):

                                                                                  March 31,        June 30,
                                                                                    1998             1997
                                                                                ------------     ------------
                                                                                (Unaudited)
CURRENT PORTION OF LONG TERM DEBT :
Borrowings under Credit Agreement                                                         --     $      5,799
Notes and mortgages payable                                                               --               65
                                                                                ------------     ------------

                                                                                          --     $      5,864
                                                                                ============     ============

LONG TERM DEBT:
Borrowings under Credit Agreement                                                         --     $      8,298
PIK Notes, including a deferred gain of $.2 million                             $     32,980           29,393
Notes and mortgages payable                                                               --              539
                                                                                ------------     ------------

                                                                                $     32,980     $     38,230
                                                                                ============     ============

Total long term debt                                                            $     32,980     $     44,094
                                                                                ============     ============

NOTE 3 -- SALE OF TIMESHARE OPERATIONS

On November 21, 1996, the Company sold its timeshare management operations and timeshare inventory at eight resorts to a newly formed corporation owned by two former employees (the "Buyer"). The sales price was $850,000, of which $50,000 was paid in cash at closing with the balance represented by a promissory note in the principal amount of $800,000. At March 31, 1998, the Company had received $400,000 of principal on the note and the remaining $400,000 is due on May 15, 1998. Interest accrues on the note at the rate of 14 1/2% per annum and is payable with the principal installments. The Buyer may extend payment of $150,000 of the remaining principal installment for up to one year, with interest accruing at 20% per annum. The note is secured by liens on substantially all of the assets of the Buyer, a pledge of the Buyer's outstanding stock, and the personal guarantees of the two shareholders of the Buyer.

A deferred gain of $471,000 recorded in connection with this sale is being recognized on the installment method of accounting as payments on the note are received. The deferred gain has been netted against the principal amount of the note. The net amount is included in inventory and other current assets in the accompanying consolidated balance sheets as of March 31, 1998 and June 30, 1997.

NOTE 4 -- CONTINGENCIES

Self Insurance

The Company is self-insured for general liability losses up to $250,000 per occurrence, with an annual aggregate exposure to the Company of $1.8 million. The Company's liability insurance program provides coverage in excess of the self-insured amounts up to an annual limit of $26.8 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks of $2.0 million at March 31, 1998, which is included in other liabilities in the accompanying consolidated balance sheet. This liability is determined based on actuarial estimates.

Workers' Compensation Insurance

In December 1997, the Company received a $495,000 refund for deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims. This refund is presented as nonrecurring income in the accompanying consolidated statement of operations for the nine months ended March 31, 1998.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (currently 92%). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 7% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, in fiscal 1998, the Company transferred 1,775 members at two campgrounds to the entity that purchased the campgrounds from the Company. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members in another manner, such as through the purchase of competing membership campground organizations. There is no assurance that the Company will be successful in these efforts.

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

NOTE 5 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the nine months ended March 31, 1998 and 1997 (dollars in thousands):

                                                                                      Nine Months
                                                                                         Ended
                                                                                       March 31,
                                                                                         1998
                                                                                  ----------------
          Non-cash payment of PIK Note interest (see Note 2):
          PIK Notes issued in lieu of cash interest payment on January 15, 1998      $    1,858
          PIK Notes issued in lieu of cash interest payment on July 15, 1997              1,752

                                                                                      Nine Months
                                                                                         Ended
                                                                                       March 31,
                                                                                         1997
                                                                                   ----------------
          Non-cash transactions related to the Restructuring (see Note 2):
          Retirement of Secured Notes                                                $  (44,181)
          Issuance of PIK Notes                                                          40,521
          Issuance of common stock                                                        2,990
          Write-off of unamortized portion of consent fees                                  670

          Non-cash transactions related to the timeshare sale (see Note 3):
          Note receivable from Buyer                                                 $     800
          Deferred gain                                                                   (471)
          Book value of timeshare inventory sold                                           (58)
          Book value of fixed assets sold                                                 (165)
          Net receivables written off                                                     (156)

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

Set forth on the next page is selected financial information for Thousand Trails, Inc. ("TTI"), NACO, RPI, Wilderness, and Coast, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of and for the periods presented. The financial information as of and for the nine and three month periods ended March 31, 1997, has been restated to reflect a change in accounting method for the recognition of revenue from campground membership sales (see Note 1). The assets and operations of Wilderness and Coast are not material and have, therefore, been combined with the balances of RPI for purposes of this presentation. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management believes such information is not material to investors. This summarized financial information is presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of the Company.

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

STATEMENT OF OPERATIONS DATA:

                                                              Nine Months Ended March 31,
                              ------------------------------------------------------------------------------------------
                                                 1998                                            1997
                                                                                              (Restated)
                              ------------------------------------------      ------------------------------------------
                                               Operating          Net                         Operating           Net
                               Revenues        Income(1)        Income         Revenues       Income(1)         Income
                              ----------      ----------      ----------      ----------      ----------      ----------
TTI                           $   33,778      $    8,980      $   10,593      $   33,777      $    5,320      $    1,881
NACO                              20,214             693           2,408          20,437             307              16
RPI, Wilderness &
  Coast                            3,796           1,374             788           3,801           1,658             942
Eliminations(2)                   (2,812)         (3,196)         (3,196)         (2,670)         (1,054)         (1,054)
                              ----------      ----------      ----------      ----------      ----------      ----------

      Total                   $   54,976      $    7,851      $   10,593      $   55,345      $    6,231      $    1,785
                              ==========      ==========      ==========      ==========      ==========      ==========

                                                             Three Months Ended March 31,
                              ------------------------------------------------------------------------------------------
                                                 1998                                            1997
                                                                                              (Restated)
                              ------------------------------------------      ------------------------------------------
                                                                 Net                          Operating          Net
                                              Operating         Income                         Income           Income
                               Revenues       Income(1)         (Loss)         Revenues       (Loss)(1)         (Loss)
                              ----------      ----------      ----------      ----------      ----------      ----------
TTI                           $    9,882      $    2,012      $    2,107      $   10,007      $    1,055      $       64
NACO                               5,605            (245)             54           5,710            (290)           (313)
RPI, Wilderness &
  Coast                            1,015             453             116           1,079             555             404
Eliminations(2)                     (866)           (170)           (170)           (873)           (187)           (187)
                              ----------      ----------      ----------      ----------      ----------      ----------

      Total                   $   15,636      $    2,050      $    2,107      $   15,923      $    1,133      $      (32)
                              ==========      ==========      ==========      ==========      ==========      ==========


BALANCE SHEET DATA:

                                             As of March 31, 1998                As of June 30, 1997
                                        ------------------------------      ------------------------------
                                            Total             Total            Total             Total
                                           Assets          Liabilities         Assets         Liabilities
                                        ------------      ------------      ------------      ------------
TTI                                     $     44,588      $     56,124      $     51,733      $     73,901
NACO                                          31,003            43,930            29,637            44,972
RPI, Wilderness &
  Coast                                        2,592             2,117             6,736             2,039
Eliminations(2)                              (16,293)          (28,745)          (24,804)          (35,442)
                                        ------------      ------------      ------------      ------------

      Total                             $     61,890      $     73,426      $     63,302      $     85,470
                                        ============      ============      ============      ============

________________

(1) Defined as income before interest income and expense, gain on asset sales, nonrecurring income, restructuring costs and taxes.

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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies and plans for periods after March 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies and plans for future periods may differ materially due to several factors, including but not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report, and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

CHANGE IN ACCOUNTING METHOD

During the first quarter of fiscal 1998, the staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the consolidated financial statements for the nine and three month periods ended March 31, 1997, have been restated from those originally reported to reflect this change in accounting method (see Note 1 to the consolidated financial statements included in Item 1). The deferral of historical sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts or the possible acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes it may be possible to acquire members through the purchase of competing membership campground operations, many of whom are experiencing financial difficulties.

The Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company also intends to explore the possible acquisition of members through the purchase of competing membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CASH. On March 31, 1998, the Company had $8.7 million of cash and cash equivalents, an increase of $7.4 million from June 30, 1997. During the nine months ended March 31, 1998, the Company's operating activities produced $15.9 million of cash, and asset sales provided cash proceeds of $6.2 million. In addition, the Company received $1.1 million of proceeds from insurance claims during the period. The Company used this cash primarily to repay $14.7 million of borrowings and to make capital expenditures totaling $1.2 million.

The Company's principal sources of operating cash for the nine months ended March 31, 1998, were $47.2 million in dues collections and other campground and resort revenues, $6.1 million in principal and interest collections on contracts receivable, and $2.6 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the nine months ended March 31, 1998, were $28.0 million in operating expenses, $7.6 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $3.3 million in sales and marketing expenditures.

As of March 31, 1998, the Company had no borrowings outstanding under the Credit Agreement with Foothill, and had available borrowings under the revolving loan in the maximum amount of $6.6 million. Under the terms of the Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made. The Credit Agreement must be paid in full on July 16, 1999.

The Company repaid all outstanding borrowings under the Credit Agreement in January 1998. The Company anticipates that it will not be required to borrow to fund its normal operations during the fourth quarter of fiscal 1998. In addition, although the Company incurs a higher level of operating expenses during the summer months, it anticipates that it will not be required to borrow under the revolving loan to fund its normal operations through calendar 1998. However, the Company has entered into a new commitment with Foothill that will provide the Company the flexibility to borrow additional funds to use for the possible acquisition of members through the purchase of competing membership campground operations or for the possible purchase of securities. If utilized, this additional availability would result in higher outstanding debt under the Credit Agreement. This new facility is subject to the negotiation and execution of definitive loan documentation.

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

The Credit Agreement limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.5% at March 31, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $1.4 million during the nine months ended March 31, 1998. Cash increased by $7.4 million as discussed above. Contracts receivable decreased by $3.5 million due primarily to $4.4 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Inventory and other current assets decreased by $772,000 due primarily to amortization of insurance premiums for fiscal 1998 that were paid in June 1997. Buildings and equipment decreased by $1.2 million due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Land held for sale decreased by $2.2 million due primarily to the sale of certain campgrounds during the period. Other assets decreased by $601,000 due primarily to the partial termination of the Company's indemnification trusts.

Total liabilities decreased by $12.0 million during the nine months ended March 31, 1998. Accounts payable and other accrued liabilities decreased by $842,000 due to a $665,000 payment made to certain states for unclaimed property, and lower accrued payroll and other related liabilities at March 31, 1998, due to the seasonality of the business. The Company's outstanding debt decreased by $11.1 million during the period due to repayments of the Credit Agreement and mortgage notes, partially offset by the issuance of additional PIK Notes in lieu of cash interest. Other liabilities decreased by $480,000, primarily as a result of the payment of recorded liabilities in connection with the sale of certain campgrounds. Offsetting these decreases, deferred revenue increased by $1.3 million, primarily due to the collection of $1.0 million of dues in excess of dues revenue recognized during the period and a $225,000 net increase in deferred sales revenue.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine and three month periods ended March 31, 1998 and 1997, as restated (see "Change in Accounting Method"). The deferral of historical sales revenues and expenses resulting from the change in accounting method had no impact on the Company's liquidity or cash flows.

The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

NET INCOME. The Company reported net income of $10.6 million or $1.43 per share on revenues of $55.0 million for the nine months ended March 31, 1998. This compares with net income of $1.8 million or $.25 per share on revenues of $55.3 million for the same period last year. The Company's results improved in the current period due primarily to higher gains on asset sales and lower expenses, principally campground operating costs, general and administrative expenses, and interest. In addition, the Company had $1.1 million of nonrecurring income in the current period and $1.1 million of restructuring costs in the prior period. Although operating revenues declined in the current period, these decreases were offset by greater decreases in operating expenses.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 1998 and 1997, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        Nine Months Ended March 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                                         (Restated)
         CAMPGROUND OPERATIONS
            Membership dues                                           $     28,065      $     29,700
            Campground revenues                                             11,500            10,731
            Cost of campground revenues                                     (5,162)           (5,067)
            Operating expenses                                             (22,262)          (23,679)
                                                                      ------------      ------------

         Contribution from campground operations                            12,141            11,685
                                                                      ------------      ------------

         SALES
            Sales revenues                                                   2,283             2,150
            Selling expenses                                                (1,900)           (1,978)
            Marketing expenses                                              (1,099)             (953)
                                                                      ------------      ------------
         Loss on sales                                                        (716)             (781)
                                                                      ------------      ------------

         RESORT PARKS INTERNATIONAL
            Revenues                                                         2,855             3,000
            Expenses                                                        (1,576)           (1,443)
                                                                      ------------      ------------
         Contribution from RPI                                               1,279             1,557
                                                                      ------------      ------------
                                                                            12,704            12,461
                                                                      ------------      ------------

         RESORT OPERATIONS
            Revenues                                                         1,085             2,588
            Expenses                                                        (1,041)           (2,822)
                                                                      ------------      ------------
         Contribution (loss) from resort operations                             44              (234)
                                                                      ------------      ------------
                                                                            12,748            12,227
                                                                      ------------      ------------

            Other income                                                     2,496             2,720
            Corporate member services                                       (1,083)           (1,152)
            General and administrative expenses                             (6,310)           (7,564)
                                                                      ------------      ------------

         OPERATING INCOME BEFORE INTEREST INCOME AND
            EXPENSE, GAIN ON ASSET SALES, NONRECURRING
            INCOME, RESTRUCTURING COSTS, AND TAXES                           7,851             6,231
                                                                      ------------      ------------

            Interest income                                                  1,862             2,875
            Interest expense                                                (3,576)           (7,321)
            Gain on asset sales                                              3,747             1,581
            Nonrecurring income                                              1,083
            Restructuring costs                                                               (1,101)
                                                                      ------------      ------------

         OPERATING INCOME BEFORE TAXES                                $     10,967      $      2,265
                                                                      ============      ============

OPERATING INCOME. During the nine months ended March 31, 1998, the Company achieved a contribution from operations of $7.9 million, an improvement over the $6.2 million achieved in the same period last year. Although operating revenues declined in the current period, the decrease was offset by greater decreases in operating expenses. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, restructuring costs, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $28.1 million for the nine months ended March 31, 1998, compared with $29.7 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $11.5 million for the nine months ended March 31, 1998, compared with $10.7 million for the same period last year. The related expenses were approximately $5.1 million for both periods. The increase in other campground revenues in the current period was due primarily to revenues received from harvesting timber at certain campgrounds, an increase in overnight fees from a section of one campground that is open to the public on an overnight fee basis, and an increase in revenue from the Company's campground management operations, as discussed below.

Other campground operating expenses were $22.3 million for the nine months ended March 31, 1998, compared with $23.7 million for the same period last year. The decrease between periods resulted primarily from the closure and sale of certain campgrounds during fiscal 1997 and the first half of fiscal 1998.

The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see "Change in Accounting Method"). For the nine months ended March 31, 1998 and 1997, the Company recognized campground membership sales revenues of $2.3 million and $2.2 million, respectively. These amounts include revenues of $1.8 million and $1.3 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $2.0 million and $1.6 million, respectively, which will be recognized in future periods.

Sales revenues increased slightly in the current period because a smaller net amount of sales revenues were deferred in the current period. Although revenue from the sale of new memberships increased on fewer units sold at significantly higher average sales prices, this increase was offset by a decrease in revenue from the sale of upgrade memberships.

The Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base. However, the sales levels in fiscal 1997 and the first three quarters of fiscal 1998 did not meet the Company's expectations, and the Company does not expect its membership sales levels to increase over historical levels during the fourth quarter of fiscal 1998. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company recently entered into a joint marketing arrangement with Fleetwood Industries, Inc., the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. The Company recently entered into a similar marketing arrangement with a major RV financing company and plans to seek other similar alliances. The Company has also recently entered into reciprocal sales agreements with two other companies in an effort to increase sales.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 1998 and 1997, the Company recognized selling expenses of $1.9 million and $2.0 million, respectively. These amounts include expenses of $407,000 and $269,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $521,000 and $378,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $716,000 and $781,000 for the nine months ended March 31, 1998 and 1997, respectively. These expenses exceeded sales revenues because of the increased marketing activity and low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

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

The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 7% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, in fiscal 1998, the Company transferred 1,775 members at two campgrounds to the entity that purchased the campgrounds from the Company. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members in another manner, such as through the purchase of competing membership campground organizations. The success of the Company's business strategy over the long term is dependent upon the Company's ability to market new memberships in sufficient numbers on a cost-effective basis.

CAMPGROUND MANAGEMENT. Wilderness, a wholly owned subsidiary of the Company, manages public campgrounds for the US Forest Service. For the nine months ended March 31, 1998, these operations produced revenues of $911,000 with related expenses (excluding certain shared administrative costs) of $744,000. This compares with revenues for the same period last year of $801,000 and related expenses (excluding certain shared administrative costs) of $701,000. The increase in revenues and expenses between periods was due to new contracts entered into in fiscal 1997.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the participating facilities, subject to certain limitations. For the nine months ended March 31, 1998, RPI's operations produced a net contribution of $1.3 million on revenues of $2.9 million, compared with a contribution of $1.6 million on revenues of $3.0 million for the same period last year. The decline in results between periods was primarily due to costs incurred to provide directories to new members recently gained through a new program, and the decrease in revenues between periods. RPI's revenues have declined as a result of declining sales in the membership camping industry generally. To maintain its net contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. The Company's operations at the resorts presently consist of the sale of residential lots and the rental of a small number of condominium units. Historically, the Company also managed the timeshare facilities and sold timeshare interests at the resorts. In November 1996, the Company sold the timeshare operations and remaining timeshare inventory at the resorts, which significantly decreased the revenues and expenses from the resort operations.

For the nine months ended March 31, 1998, the resort operations produced a net contribution of $44,000, compared with a loss of $234,000 for the same period last year. The improvement in the current period resulted primarily from a bulk sale of lots that did not require the payment of commissions. The Company does not expect a positive contribution from the resort operations in the future as its continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 200 residential lots and other miscellaneous real estate.

INTEREST INCOME AND EXPENSE. Interest income was $1.9 million for the nine months ended March 31, 1998, compared with $2.9 million for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $393,000 and $548,000, respectively. The $1.0 million decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, partially offset by interest earned on invested cash in the current period.

Interest expense was $3.6 million for the nine months ended March 31, 1998, compared with $7.3 million for the same period last year. The $3.7 million decrease in interest expense between periods was due primarily to repayments of borrowings under the Credit Agreement, a reduced interest rate on the amended Credit Agreement, and the repayment of outstanding mortgage notes.

The Company repaid all outstanding borrowings under the Credit Agreement and its remaining mortgage notes in the third quarter of fiscal 1998, which will cause interest expense to decrease during the balance of fiscal 1998. In addition, since the Credit Agreement prohibits the Company from paying cash interest on the PIK Notes, during the remaining term of the Credit Agreement, a significant portion of the Company's interest expense will represent non-cash interest on the PIK Notes. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs during this period. However, the payment-in-kind feature of the PIK Notes will also increase the principal amount of PIK Notes outstanding at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future and also decrease the rate at which the Company is able to retire its total debt outstanding.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $3.7 million for the nine months ended March 31, 1998, compared with $1.6 million for the same period last year. The increase in the current period was due to the timing of asset sales. During the current period, the Company sold certain campgrounds and other excess real estate at the campgrounds and resorts. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has recently been successful in selling assets, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts and delinquent dues, subscription fees received from members who subscribe to the Company's member magazine, and fees received from members who make more than five operator-assisted reservations in a given year, rather than use the Company's automated reservation system. Other income was $2.5 million for the nine months ended March 31, 1998, compared with $2.7 million for the same period last year. The decrease between periods was due primarily to lower recoveries on canceled contracts and delinquent dues in the current period.

The Company also had $1.1 million of nonrecurring income in the current period from a $495,000 refund of insurance deposits made in prior years and a $588,000 gain on an insurance settlement for flood and fire damage at certain campgrounds.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $7.4 million for the nine months ended March 31, 1998, compared with $8.7 million for the same period last year, reflecting the Company's continuing efforts to lower costs.

During the nine months ended March 31, 1997, the Company incurred $1.1 million of restructuring costs in connection with the consummation of the Restructuring. The Company also incurred $3.1 million of costs in connection with obtaining the Credit Agreement with Foothill, which were capitalized as debt issue costs. In May 1997, the $1.3 million unamortized balance of these debt issue costs was charged to expense upon amendment of the Credit Agreement.

THREE MONTHS ENDED MARCH 31, 1998, AND 1997

NET INCOME. The Company reported net income of $2.1 million or $.28 per share on revenues of $15.6 million for the three months ended March 31, 1998. This compares with a net loss of $32,000 or $0 per share on revenues of $15.9 million for the same period last year. The Company's results improved in the current period due primarily to lower expenses, principally campground operating costs, general and administrative expenses, and interest. In addition, the Company had $588,000 of nonrecurring income in the current period.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 1998 and 1997, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                                         (Restated)
         CAMPGROUND OPERATIONS
            Membership dues                                           $      9,069      $      9,783
            Campground revenues                                              2,541             2,303
            Cost of campground revenues                                     (1,118)           (1,076)
            Operating expenses                                              (6,604)           (7,420)
                                                                      ------------      ------------

         Contribution from campground operations                             3,888             3,590
                                                                      ------------      ------------

         SALES
            Sales revenues                                                     804               319
            Selling expenses                                                  (641)             (461)
            Marketing expenses                                                (473)             (318)
                                                                      ------------      ------------
         Profit (loss) on sales                                               (310)             (460)
                                                                      ------------      ------------

         RESORT PARKS INTERNATIONAL
            Revenues                                                         1,153             1,057
            Expenses                                                          (648)             (506)
                                                                      ------------      ------------
         Contribution from RPI                                                 505               551
                                                                      ------------      ------------
                                                                             4,083             3,681
                                                                      ------------      ------------

         RESORT OPERATIONS
            Revenues                                                           127               382
            Expenses                                                          (289)             (570)
                                                                      ------------      ------------
         Contribution from resort operations                                  (162)             (188)
                                                                      ------------      ------------
                                                                             3,921             3,493
                                                                      ------------      ------------

            Other income                                                       669               833
            Corporate member services                                         (381)             (340)
            General and administrative expenses                             (2,159)           (2,853)
                                                                      ------------      ------------

         OPERATING INCOME BEFORE INTEREST INCOME AND
            EXPENSE, GAIN ON ASSET SALES, NONRECURRING
            INCOME, AND TAXES                                                2,050             1,133
                                                                      ------------      ------------

            Interest income                                                    685               880
            Interest expense                                                (1,074)           (2,243)
            Gain on asset sales                                                                  366
            Nonrecurring income                                                588
                                                                      ------------      ------------

         OPERATING INCOME BEFORE TAXES                                $      2,249      $        136
                                                                      ============      ============

OPERATING INCOME. During the three months ended March 31, 1998, the Company achieved a positive contribution from operations of $2.1 million, compared with $1.1 million in the same period last year. Although operating revenues declined in the current period, the decrease was offset by greater decreases in operating expenses. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.1 million for the three months ended March 31, 1998, compared with $9.8 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $2.5 million for the three months ended March 31, 1998, compared with $2.3 million for the same period last year. The related expenses were approximately $1.1 million for both periods. The increase in other campground revenues in the current period was due primarily to revenues from harvesting timber at certain campgrounds.

Other campground operating expenses decreased to $6.6 million for the three months ended March 31, 1998, from $7.4 million for the same period last year. This decrease resulted primarily from the closure and sale of certain campgrounds during fiscal 1997 and the first half of fiscal 1998.

For the three months ended March 31, 1998 and 1997, the Company recognized campground membership sales revenues of $804,000 and $319,000, respectively. These amounts include revenues of $627,000 and $315,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $405,000 and $432,000, respectively, which will be recognized in future periods.

Sales revenues increased by $485,000 in the current period due partially to the recognition of a higher amount of sales revenue that had been deferred in prior years. In addition, $146,000 of the increase resulted from the sale of approximately the same number of units at significantly higher average sales prices.

For the three months ended March 31, 1998 and 1997, the Company recognized selling expenses of $641,000 and $461,000, respectively. These amounts include expenses of $143,000, and $90,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $105,000 and $126,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $310,000 and $460,000 for the three months ended March 31, 1998 and 1997. The expenses exceeded sales revenue because of the increased marketing activity and low volume of sales, which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the three months ended March 31, 1998, the Company's campground management operations produced revenues of $16,000 with related expenses (excluding certain shared administrative costs) of $31,000. This compares with revenues for the same period last year of $22,000 and related expenses (excluding certain shared administrative costs) of $18,000. The loss in the current period is due to start-up costs incurred in connection with several new management contracts.

RESORT PARKS INTERNATIONAL. For the three months ended March 31, 1998, RPI's operations produced a net contribution of $505,000 on revenues of $1.2 million, compared with a net contribution of $551,000 on revenues of $1.1 million for the same period last year. The increase in revenues in the current period was due to a new program implemented in fiscal 1998 to add new members, and higher renewals in the month of March 1998. Expenses increased as a result of costs incurred to provide directories to the new members added through the new program.

RESORT OPERATIONS. For the three months ended March 31, 1998, the resort operations produced a negative contribution of $162,000, compared with a negative contribution of $188,000 for the same period last year.

INTEREST INCOME AND EXPENSE. Interest income was $685,000 for the three months ended March 31, 1998, compared with $880,000 for the same period last year. During these periods, interest income included amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $148,000 and $176,000, respectively. The decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, partially offset by interest earned on invested cash in the current period.

Interest expense was $1.1 million for the three months ended March 31, 1998, compared with $2.2 million for the same period last year. The decrease in interest expense between periods was primarily due to repayments of borrowings under the Credit Agreement, a reduced interest rate on the amended Credit Agreement, and the repayment of outstanding mortgage notes.

GAIN ON ASSET SALES. Although the Company has had significant asset sales during fiscal 1998, the timing was such that no asset sales closed during the third quarter. During the three months ended March 31, 1997, the Company recognized a gain on the sale of assets of $366,000.

OTHER INCOME. Other income was $669,000 for the three months ended March 31, 1998, compared with $833,000 for the same period last year. Other income decreased in the current period due primarily to lower recoveries on canceled contracts and delinquent dues.

The Company also had $588,000 of nonrecurring income in the current period from an insurance settlement for flood and fire damage at certain campgrounds.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.5 million for the three months ended March 31, 1998, compared with $3.2 million for the same period last year, reflecting the Company's continuing efforts to lower costs.

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

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

     Exhibit
      Number                     Description
      ------                     -----------
      10.1       Third Amendment to Loan and Security Agreement dated as of
                 January 5, 1998, between the Company and Foothill Capital
                 Corporation.

      10.2 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation.

      10.3       Supplement No. 2 to Grantor Trust Agreement, dated as of
                 January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                 Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

      10.4       Supplement to Grantor Trust Agreement, dated as of January 22,
                 1998, between NACO and a majority of the persons presently named as beneficiaries under the Grantor Trust Agreement, dated as of September 30, 1991, between NACO and Union Bank of
                 California, N.A., as Trustee.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule - March 31, 1998.

      27.2       Restated Financial Data Schedule - March 31, 1997 and 1996.

      27.3       Restated Financial Data Schedule - December 31, 1996 and 1995.

      27.4       Restated Financial Data Schedule - September 30, 1996 and 1995.

      27.5       Restated Financial Data Schedule - June 30, 1995.

REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THOUSAND TRAILS, INC.


Date:  May 12, 1998            By:  /s/ Harry J. White, Jr.
                                  --------------------------------------------
                                  Harry J. White, Jr.
                                  Vice President, Chief Financial Officer, and
                                  Chief Accounting Officer

                                INDEX TO EXHIBITS


     Exhibit
      Number                     Description
      ------                     -----------
      10.1       Third Amendment to Loan and Security Agreement dated as of
                 January 5, 1998, between the Company and Foothill Capital
                 Corporation.

      10.2 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation.

      10.3       Supplement No. 2 to Grantor Trust Agreement, dated as of
                 January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                 Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

      10.4       Supplement to Grantor Trust Agreement, dated as of January 22,
                 1998, between NACO and a majority of the persons presently named as beneficiaries under the Grantor Trust Agreement, dated as of September 30, 1991, between NACO and Union Bank of
                 California, N.A., as Trustee.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule - March 31, 1998.

      27.2       Restated Financial Data Schedule - March 31, 1997 and 1996.

      27.3       Restated Financial Data Schedule - December 31, 1996 and 1995.

      27.4       Restated Financial Data Schedule - September 30, 1996 and 1995.

      27.5       Restated Financial Data Schedule - June 30, 1995.