Form 10-K405/A
period 1998-06-30
THOUSAND TRAILS INC /DE/
filed 1998-10-07
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                         Commission file number 0-19743

                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                75-2138671
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

2711 LBJ FREEWAY, SUITE 200, DALLAS, TX                             75234
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (972) 243-2228
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                              Yes  X       No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 15, 1998, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $16.1 million.

At September 15, 1998, there were 7,503,208 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.

eliminated when the Secured Notes were retired in a restructuring (the "Restructuring") that was completed on July 17, 1996 (see Note 6).

Income Taxes
------------
The Company recognizes certain revenues and expenses in periods which differ for tax and financial reporting purposes.

Net Income Per Share
--------------------
SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of common stock equivalents. Diluted earnings per share is similar to the previously reported fully diluted earnings per share and is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method. Net income per share amounts for all periods have been restated and presented to conform to the SFAS No. 128 requirements.

The tables below set forth the information necessary to compute basic and diluted net income per share for the years ended June 30, 1998, 1997 and 1996, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                             Net Income Per Share for the years ended June 30,
                                             -------------------------------------------------
                                               1998                 1997                 1996
                                             -------              -------              -------
Net Income                                   $24,879              $ 6,799              $ 1,109
                                             =======              =======              =======

Weighted Average Number of Shares - Basic      7,407                7,223                3,703

   Dilutive Options                              975                  480                   18
   Dilutive Warrants                              16                    1
                                             -------              -------              -------

Weighted Average Number of Shares - Diluted    8,398                7,704                3,721
                                             =======              =======              =======

Net Income Per Share - Basic                 $  3.36              $   .94              $   .30
                                             =======              =======              =======

Net Income Per Share - Diluted               $  2.96              $   .88              $   .30
                                             =======              =======              =======

Foreign Currency Translation Adjustments
----------------------------------------
The Company translates the balance sheet of its Canadian subsidiary into US dollars at exchange rates in effect as of the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time.

NOTE 3 -- RECEIVABLES

CONTRACTS RECEIVABLE

The components of contracts receivable as of June 30, 1998 and 1997, are summarized as follows (dollars in thousands):

                                             June 30,
                                       ----------------------
                                         1998          1997
                                       --------      --------
Contracts receivable --
   Memberships/undivided interests     $  6,425      $ 11,293
   Timeshares and lots                      401         1,069
                                       --------      --------
                                          6,826        12,362
Allowance for doubtful accounts          (2,136)       (3,855)
Allowance for interest discount            (234)         (455)
Allowance for collection costs             (234)         (464)
Valuation allowance                         (78)         (150)
                                       --------      --------
                                          4,144         7,438
Interest receivable                          37            79
                                       --------      --------

                                       $  4,181      $  7,517
                                       ========      ========

Contracts Receivable
--------------------
Contracts receivable bear interest at rates which range generally from 9.5% to 16%, with a weighted average stated rate of 13% at June 30, 1998 and 1997. The obligor's weighted average equity in the contracts receivable at June 30, 1998 and 1997, was 75% and 70%, respectively. As of June 30, 1998, 97% of the campground members and 99% of the purchasers of resort interests had paid for their membership or resort interest in full.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THOUSAND TRAILS, INC.
                                        (Registrant)


Date:    October 7, 1998             By: /s/William J. Shaw
                                            ------------------------------------
                                            William J. Shaw
                                            Chairman of the Board, President,
                                            Chief Executive Officer, and acting
                                            Chief Financial Officer


Date:    October 7, 1998             By: /s/Bryan Reed
                                            ------------------------------------
                                            Bryan Reed
                                            Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                             Title                  Date
---------                             -----                  ----


/s/Andrew M. Boas                    Director          October 7, 1998
---------------------------
Andrew M. Boas


/s/William P. Kovacs                 Director          October 7, 1998
---------------------------
William P. Kovacs


/s/Donald R. Leopold                 Director          October 7, 1998
---------------------------
Donald R. Leopold


/s/H. Sean Mathis                    Director          October 7, 1998
---------------------------
H. Sean Mathis


/s/Douglas K. Nelson                 Director          October 7, 1998
---------------------------
Douglas K. Nelson


/s/William J. Shaw                  Chairman of        October 7, 1998
---------------------------          the Board
William J. Shaw