Form 10-Q
period 1998-09-30
THOUSAND TRAILS INC /DE/
filed 1998-11-12
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 9, 1998 was 7,511,708.

                              THOUSAND TRAILS, INC.


                                      INDEX

                                                                                                              Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets at September 30, 1998
                    and June 30, 1998...........................................................................3

                  Consolidated Statements of Operations for the three months ended
                    September 30, 1998 and September 30, 1997...................................................4

                  Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1998....................................................................5

                  Consolidated Statements of Cash Flows for the three months ended
                    September 30, 1998 and September 30, 1997...................................................6

                  Notes to Consolidated Financial Statements....................................................8

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................14

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................23


PART II.  OTHER INFORMATION

       Item 5.    Other Information............................................................................23

       Item 6.    Exhibits and Reports on Form 8-K.............................................................24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                    ASSETS                                                      September 30,       June 30,
                                    ------                                                          1998              1998
                                                                                                -------------       --------
                                                                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                                     $ 12,966           $ 13,631
   Current portion of receivables, net of allowances and discount of
     $1.3 million and $1.1 million                                                                  2,094              2,440
   Current portion of deferred membership selling expenses                                            546                538
   Current portion of net deferred tax assets                                                       2,727              2,954
   Other current assets                                                                             1,452              1,890
                                                                                                 --------           --------
       Total Current Assets                                                                        19,785             21,453
   Restricted cash                                                                                  1,117              1,171
   Receivables, net of allowances and discount of $1.2 million and $1.6 million                     1,390              1,741
   Campground and resort land                                                                      13,328             13,338
   Buildings and equipment, net of accumulated depreciation of
     $15.6 million and $15.0 million                                                               21,624             21,879
   Land held for sale                                                                               3,866              3,866
   Deferred membership selling expenses                                                             1,258              1,087
   Net deferred tax assets                                                                          6,788              7,046
   Other assets                                                                                     2,452              2,681
                                                                                                 --------           --------
       Total Assets                                                                              $ 71,608           $ 74,262
                                                                                                 ========           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                              $  2,371           $  2,037
   Accrued interest                                                                                   870              1,805
   Other accrued liabilities                                                                        6,060              6,410
   Accrued construction costs                                                                       2,338              2,845
   Current portion of deferred revenue                                                             13,564             18,851
                                                                                                 --------           --------
       Total Current Liabilities                                                                   25,203             31,948
   Long term debt                                                                                  34,935             32,973
   Deferred revenue                                                                                 5,172              4,588
   Other liabilities                                                                                2,040              1,999
                                                                                                 --------           --------
       Total Liabilities                                                                           67,350             71,508
                                                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,503,208 and
    7,437,083 shares issued and outstanding                                                            75                 74
   Additional paid-in capital                                                                      20,595             20,551
   Accumulated deficit subsequent to December 31, 1991, date of emergence
    from bankruptcy                                                                               (16,272)           (17,734)
   Cumulative foreign currency translation adjustment                                                (140)              (137)
                                                                                                 --------           --------
       Total Stockholders' Equity                                                                   4,258              2,754
                                                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 71,608           $ 74,262
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                    For the three months ended September 30,
                                                    ----------------------------------------
                                                          1998                    1997
                                                        --------                --------
REVENUES
     Membership dues                                    $  9,340                $  9,697
     Other campground/resort revenue                       7,567                   6,440
     Membership and resort interest sales                    978                   1,021
     RPI membership fees                                     969                     882
     Interest income                                         623                     647
     Gain on asset sales                                      88                   3,420
     Other income                                            896                   1,155
                                                        --------                --------
         Total Revenues                                   20,461                  23,262
                                                        --------                --------
EXPENSES
     Campground/resort operating expenses                 12,554                  11,731
     Selling expenses                                        988                     864
     Marketing expenses                                      582                     278
     RPI membership expenses                                 532                     432
     Corporate member services                               381                     384
     Interest expense and amortization                     1,078                   1,365
     General and administrative expenses                   2,138                   2,048
                                                        --------                --------
         Total Expenses                                   18,253                  17,102
                                                        --------                --------

INCOME BEFORE INCOME TAXES                                 2,208                   6,160
INCOME TAXES --
     Income tax provision - current                         (261)                   (174)
     Income tax provision - deferred                        (485)
                                                        --------                --------
                                                            (746)                   (174)

NET INCOME                                              $  1,462                $  5,986
                                                        ========                ========

NET INCOME PER SHARE -- BASIC                           $    .20                $    .81
                                                        ========                ========

NET INCOME PER SHARE -- DILUTED                         $    .17                $    .72
                                                        ========                ========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                 7,459                   7,386
                                                        ========                ========
     Diluted                                               8,413                   8,330
                                                        ========                ========


The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 Cumulative
                                                                                  Foreign
                                                   Additional                     Currency
                                     Common         Paid-In      Accumulated     Translation
                                     Stock          Capital        Deficit       Adjustment           Total
                                     ------        ----------    -----------     -----------         -------

Balance, June 30, 1998                $ 74          $ 20,551      ($ 17,734)       ($ 137)           $ 2,754

Issuance of common stock                 1                44                                              45

Foreign currency translation
  adjustment                                                                           (3)                (3)

Net income for the three months
  ended September 30, 1998                                            1,462                            1,462
                                      ----          --------      ---------        ------            -------

Balance, September 30, 1998           $ 75          $ 20,595      ($ 16,272)       ($ 140)           $ 4,258
                                      ====          ========      =========        ======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            For the three months ended September 30,
                                                            ----------------------------------------
                                                                    1998                1997
                                                            -------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                     $    1,235          $    1,549
     Interest received                                                  577                 584
     Interest paid                                                      (51)               (437)
     General and administrative and corporate member
       services costs                                                (2,473)             (2,558)
     Cash collected from operations, including deferred
       dues revenue                                                  13,688              12,807
     Cash from sales of campground memberships and
       lots at the point of sale                                      1,190               1,043
     Expenditures for property operations                           (11,254)            (11,555)
     Expenditures for sales and marketing                            (1,682)             (1,103)
     Expenditures for insurance premiums                               (720)               (533)
     Payment of income taxes                                           (273)               (175)
     Other, net                                                          54                (456)
                                                                 ----------          ----------
Net cash provided by (used in) operating activities                     291                (834)
                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                            (1,078)               (338)
     Proceeds from asset sales                                           77               5,649
     Issuance of Common Stock                                            45                   3
                                                                 ----------          ----------
Net cash provided by (used in) investing activities                    (956)              5,314
                                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under Credit Agreement                               --              (4,856)
     Repayment of notes and mortgages                                    --                  (9)
                                                                 ----------          ----------
Net cash used in financing activities                                    --              (4,865)
                                                                 ----------          ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (665)               (385)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                             13,631               1,343
                                                                 ----------          ----------
     End of period                                               $   12,966          $      958
                                                                 ==========          ==========


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)



                                                                 For the three months ended September 30,
                                                                 ----------------------------------------
                                                                       1998                    1997
                                                                 ---------------          ---------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:

Net income                                                            $    1,462            $    5,986
                                                                      ----------            ----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES --
     Depreciation                                                            644                   647
     Amortization of interest discount, collection costs and
       valuation allowance                                                  (106)                 (125)
     Net deferral of sales revenue                                           652                   246
     Net deferral of selling expenses                                       (179)                  (84)
     Gain on asset sales                                                     (88)               (3,420)
     Deferred income tax provision                                           485                    --
     (Increase) decrease in restricted cash                                   54                  (454)
     Decrease in receivables                                                 796                 1,332
     Decrease in other assets                                                716                   124
     Increase (decrease) in accounts payable                                 334                  (465)
     Increase in accrued interest                                          1,034                   957
     Decrease in other liabilities                                        (5,664)               (5,720)
     Other, net                                                              151                   142
                                                                      ----------            ----------
Total adjustments                                                         (1,171)               (6,820)
                                                                      ----------            ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $      291            ($     834)
                                                                      ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

GENERAL

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 325 recreational facilities and manages 130 public campgrounds for the US Forest Service. The campground business represents the most significant portion of the Company's business comprising 99% of the Company's operating revenues in fiscal 1998. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and, guest fees and other revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc. ("Coast"), National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc. and UST Wilderness Management Corporation ("Wilderness").

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Securities and Exchange Commission (the "SFC") on September 25, 1998, as amended by a Form 10-K/A filed with the SEC on October 7, 1998.

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company's emergence from bankruptcy, the Company adopted fresh start reporting, under which a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 1998 and 1997, and in the consolidated balance sheet as of June 30, 1998.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The Company adopted SFAS No. 130 on July 1, 1998. The following table provides statements of comprehensive income for the three months ended September 30, 1998 and 1997, as if the statement had been implemented in the three months ended September 30, 1997 (dollars in thousands):

                                          For the three months ended September 30,
                                          ----------------------------------------
                                              1998                        1997
                                          -----------                   ----------
                                                          (Unaudited)

Net Income                                   $ 1,462                        $ 5,986

Foreign Currency Translation Adjustment           (3)                            (4)
                                          ----------                    -----------

Comprehensive Income                         $ 1,459                        $ 5,982
                                          ==========                    ===========


In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report information about operating segments and related disclosures in annual and interim financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. These statements are effective for the Company commencing at the end of fiscal 1999. The Company does not anticipate a material impact from the adoption of these statements.

Net Income Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the second quarter of fiscal 1998. SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of common stock equivalents. Diluted net income per share is similar to the previously reported fully diluted net income per share and is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method. Net income per share amounts for the three months ended September 30, 1997, have been restated and presented to conform to the SFAS 128 requirements.

The tables below set forth the information necessary to compute basic and diluted net income per share for the three months ended September 30, 1998 and 1997, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                                    For the three months ended September 30,
                                                    ----------------------------------------
                                                       1998                         1997
                                                    ----------                   -----------

Net Income                                           $  1,462                      $  5,986
                                                     ========                      ========

Weighted Average Number of Shares - Basic               7,459                         7,386

   Dilutive Options                                       948                           939
   Dilutive Warrants                                        6                             5
                                                     --------                      --------

Weighted Average Number of Shares - Diluted             8,413                         8,330
                                                     ========                      ========

Net Income Per Share - Basic                         $    .20                      $    .81
                                                     ========                      ========

Net Income Per Share - Diluted                       $    .17                      $    .72
                                                     ========                      ========

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

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 -- LONG TERM DEBT

PIK NOTES AND PIK NOTE REPURCHASES

The Company issued $40.2 million principal amount of PIK Notes in a restructuring of its debt in July 1996. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997, January 15, 1998, and July 15, 1998, the Company issued an additional $1.8 million, $1.9 million, and $2.0 million principal amount of PIK Notes, respectively, in lieu of cash interest. As a result of these transactions, the Company had $34.8 million principal amount of PIK Notes outstanding as of September 30, 1998.

CREDIT AGREEMENT WITH FOOTHILL

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement as of September

30, 1998 and as of the date of this report. However, the Company has entered into an amendment to the Credit Agreement that provides the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes (see Note 6) and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings will bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million will bear interest at prime plus .50% per annum, and borrowings over $25.0 million will bear interest at prime plus 1.5% per annum. All borrowings under the amended Credit Agreement will mature on January 17, 2003. However, if the Company has not repaid in full or otherwise retired all of the PIK Notes by July 15, 2000, all borrowings under the amended Credit Agreement in excess of $10.0 million will mature on July 15, 2000, and up to $10.0 million of borrowings under the amended Credit Agreement will be refinanced on such date and thereafter be available to the Company for working capital purposes only. This $10.0 million working capital facility will then become the Working Capital Replacement Facility defined in the Indenture for the PIK Notes and will be secured by substantially all of the assets of the Company.

NOTE 3 -- CONTINGENCIES

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. At September 30, 1998 and June 30, 1998, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.3 million and $1.2 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base
The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1998). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 6% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, in fiscal 1998, the Company transferred 1,775 members at two campgrounds to the entity that purchased the campgrounds from the Company. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members in another manner, such as through the purchase of other membership campground organizations. There is no assurance that the Company will be successful in these efforts.

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

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the three months ended September 30, 1998 and 1997 (dollars in thousands):

                                                                         Three months ended September 30,
                                                                         --------------------------------
                                                                            1998                   1997
                                                                         ---------              ---------
   Non-cash payment of PIK Note interest (see Note 2)
   --------------------------------------------------
   PIK Notes issued in lieu of cash interest payment                     $   1,969              $   1,752

NOTE 5 -- SUMMARIZED FINANCIAL INFORMATION

All of the Company's wholly owned subsidiaries (other than an inconsequential utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the PIK Notes that were issued in July 1996, as well as the PIK Notes issued in lieu of cash payment of interest (see Note 2).

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

STATEMENT OF OPERATIONS DATA:

                                                         Three Months Ended September 30,
                             -----------------------------------------------------------------------------------------
                                              1998                                             1997
                             ----------------------------------------        -----------------------------------------
                                             Operating         Net                            Operating         Net
                             Revenues        Income(1)        Income         Revenues         Income(1)        Income
                             ---------       ---------       --------        ---------        ---------       --------

     TTI                     $  12,662       $  2,112        $  1,462        $  13,191        $  4,887        $  5,956
     NACO                        6,986            357              75            9,195             774           2,468
     RPI, Wilderness &           2,582            804             623            1,732             656             421
       Coast
     Eliminations(2)            (1,769)          (698)           (698)            (856)         (2,859)         (2,859)
                             ---------       --------        --------        ---------        --------        --------

           Total             $  20,461       $  2,575        $  1,462        $  23,262        $  3,458        $  5,986
                             =========       ========        ========        =========        ========        ========


BALANCE SHEET DATA:

                                 As of September 30, 1998                         As of June 30, 1998
                             ---------------------------------             ----------------------------------
                               Total                  Total                  Total                   Total
                               Assets              Liabilities               Assets               Liabilities
                             ---------             -----------             ---------              -----------

     TTI                     $  51,600              $  53,063              $  52,603               $  55,570
     NACO                       30,215                 40,742                 31,847                  42,449
     RPI, Wilderness &           3,210                  1,924                  2,849                   2,186
       Coast
     Eliminations(2)           (13,417)               (28,379)               (13,037)                (28,697)
                             ---------              ---------              ---------               ---------

           Total             $  71,608              $  67,350              $  74,262               $  71,508
                             =========              =========              =========               =========


-----------------------

(1) Defined as income before interest income and expense, gain on asset sales, and taxes.

(2)  Entries to record subsidiaries' results on a consolidated basis.

NOTE 6 -- SUBSEQUENT EVENT

On November 10, 1998, the Company called for redemption on December 15, 1998 (the "Redemption Date"), all $34.8 million principal amount of PIK Notes outstanding at face value plus accrued interest. The Company will fund this redemption with approximately $10 million of its existing cash and approximately $27 million of new borrowings under the amended Credit Agreement. Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes will receive from the Company on the Redemption Date the sum of $1,000, plus accrued interest from July 15, 1998 to the Redemption Date of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On the Redemption Date, interest will cease to accrue and the holders will have no other rights as holders other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the SEC on September 25, 1998, as amended by a Form 10-K/A filed with the SEC on October 7, 1998.

All capitalized terms used herein have the same meaning as those defined in Item 1 -- Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts or the possible acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes it may be possible to acquire members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

The Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company also intends to explore the possible acquisition of members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CASH. On September 30, 1998, the Company had $13.0 million of cash and cash equivalents, a decrease of $665,000 from June 30, 1998. During the three months ended September 30, 1998, the Company's primary source of cash was $291,000 provided by operating activities. The significant offsetting reduction to cash was $1.1 million of capital and HUD-related expenditures. The Company experiences lower cash flow from operating activities during the first quarter of its fiscal year because of the seasonal nature of its operations. The Company receives the majority of the dues revenue from its members during the winter, while incurring a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

The Company's principal sources of operating cash for the three months ended September 30, 1998, were $13.7 million in dues collections and other campground and resort revenues, $1.8 million in principal and interest collections on contracts receivable, and $1.2 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the three months ended September 30, 1998, were $11.3 million in operating expenses, $2.5 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $1.7 million in sales and marketing expenditures.

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement, and it had no outstanding borrowings under the Credit Agreement as of September 30, 1998 and as of the date of this report. However, the Company has entered into an amendment to the Credit Agreement that provides the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the terms of the amended Credit Agreement, the first $15.0 million of borrowings will bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million will bear interest at prime plus .50% per annum, and borrowings over $25.0 million will bear interest at prime plus 1.5% per annum. All borrowings under the amended Credit Agreement will mature on January 17, 2003. However, if the Company has not repaid in full or otherwise retired all of the PIK Notes by July 15, 2000, all borrowings under the amended Credit Agreement in excess of $10.0 million will mature on July 15, 2000, and up to $10.0 million of borrowings under the amended Credit Agreement will be refinanced on such date and thereafter be available to the Company for working capital purposes only. This $10.0 million working capital facility will then become the Working Capital Replacement Facility defined in the Indenture for the PIK Notes and will be secured by substantially all of the assets of the Company, as discussed below.

Under the terms of the amended Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the revolving loan declines as these principal reductions are made.

On November 10, 1998, the Company called for redemption on December 15, 1998, all $34.8 million principal amount of PIK Notes outstanding at face value plus accrued interest.

The Company will fund this redemption with approximately $10 million of its existing cash and approximately $27 million of new borrowings under the amended Credit Agreement (see "Item 5. Other Information").

Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements during the remaining term of the amended Credit Agreement. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

The Credit Agreement limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 5.6% at September 30, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $2.7 million during the three months ended September 30, 1998. Cash decreased by $665,000 as discussed above. Contracts receivable decreased by $697,000 due primarily to $1.2 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Other current assets decreased by $438,000 due primarily to lower dues receivable and inventory due to the seasonal nature of the business. Buildings and equipment decreased by $255,000 due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Other assets decreased by $229,000 due primarily to the release of certain prior year insurance deposits that were applied to current year insurance payments.

Total liabilities decreased by $4.2 million during the three months ended September 30, 1998. Accrued interest declined by $935,000 due to the timing of the semi-annual interest payments on the PIK Notes paid in the form of additional PIK Notes. Accrued construction costs decreased by $507,000 as a result of HUD-related improvements made at one of the resorts during the period. Deferred revenue decreased by $4.7 million due primarily to the recognition of $5.4 million of dues revenue in excess of dues collected during the period, partially offset by a $652,000 net increase in deferred sales revenue. Offsetting these decreases, the Company's outstanding debt increased by $2.0 million during the period due to the issuance of additional PIK Notes in lieu of cash interest.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, the Company has called for redemption on December 15, 1998 all $34.8 million principal amount of PIK Notes outstanding at face value plus accrued interest. The Company will fund this redemption with approximately $10 million of its existing cash and approximately $27 million of new borrowings under the amended Credit Agreement (see "Item 5. Other Information"). The Company will use substantially all of its invested cash to fund the redemption, which will eliminate any interest rate market risk with respect to cash balances. However, the borrowings under the amended Credit Agreement will increase the Company's interest rate market risk, as such borrowings will be subject to interest rates that fluctuate with changes in the prime rate. In management's opinion, after giving effect to the redemption of the PIK Notes, a hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's contracts receivable, long term debt, or cash balances.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three months ended September 30, 1998 and 1997. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME. The Company reported net income of $1.5 million or $.20 per share on revenues of $20.5 million for the three months ended September 30, 1998. This compares with net income of $6.0 million or $.81 per share on revenues of $23.3 million for the same period last year. Excluding gains on asset sales, the Company's revenues increased by $531,000 in the current period. Gains on asset sales were $88,000 in the current period, compared with $3.4 million in the same period last year. However, the Company also incurred higher expenses in the current period, primarily sales and marketing expenses and taxes.

The table on the following page shows separately the results of the campground operations, Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 1998 and 1997.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                    September 30,
                                                            --------------------------
                                                                1998            1997
                                                            ----------      ----------
         CAMPGROUND OPERATIONS
            Membership dues                                 $    9,340      $    9,697
            Campground revenues                                  7,549           6,238
            Cost of campground revenues                         (3,531)         (2,748)
            Operating expenses                                  (8,980)         (8,726)
                                                            ----------      ----------

         Contribution from campground operations                 4,378           4,461
                                                            ----------      ----------

         SALES
            Sales revenues                                         940             691
            Selling expenses                                      (959)           (671)
            Marketing expenses                                    (582)           (278)
                                                            ----------      ----------
         Loss on sales                                            (601)           (258)
                                                            ----------      ----------

         RESORT PARKS INTERNATIONAL
            Revenues                                               969             882
            Expenses                                              (532)           (432)
                                                            ----------      ----------
         Contribution from RPI                                     437             450
                                                            ----------      ----------
                                                                 4,214           4,653
                                                            ----------      ----------

         RESORT OPERATIONS
            Revenues                                                56             532
            Expenses                                               (72)           (450)
                                                            ----------      ----------
         Contribution (loss) from resort operations                (16)             82
                                                            ----------      ----------
                                                                 4,198           4,735
                                                            ----------      ----------

            Other income                                           896           1,155
            Corporate member services                             (381)           (384)
            General and administrative expenses                 (2,138)         (2,048)
                                                            ----------      ----------

         OPERATING INCOME BEFORE INTEREST INCOME AND
            EXPENSE, GAIN ON ASSET SALES, AND TAXES              2,575           3,458
                                                            ----------      ----------

            Interest income                                        623             647
            Interest expense                                    (1,078)         (1,365)
            Gain on asset sales                                     88           3,420
                                                            ----------      ----------

         OPERATING INCOME BEFORE TAXES                      $    2,208      $    6,160
                                                            ==========      ==========

OPERATING INCOME. During the three months ended September 30, 1998, the Company's contribution from operations was $2.6 million, $883,000 less than the $3.5 million achieved in the same period last year. The decline was due primarily to a higher loss from sales operations and a decrease in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $9.3 million for the three months ended September 30, 1998, compared with $9.7 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Campground revenues were $7.5 million for the three months ended September 30, 1998, compared with $6.2 million for the same period last year. The related expenses were $3.5 million for the three months ended September 30, 1998, compared with $2.7 million for the same period last year. The increase in campground revenues and related expenses in the current period was primarily a result of increased revenues from the Company's campground management operations and an increase in site fees and other ancillary revenues at the campgrounds. The ancillary revenues increased as a result of higher usage at the campgrounds during the summer of 1998 compared with the prior summer.

Campground operating expenses were $9.0 million for the three months ended September 30, 1998, compared with $8.7 million for the same period last year. The current period expenses were higher primarily due to timing differences for certain costs.

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

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the three months ended September 30, 1998 and 1997, the Company recognized campground membership sales revenues of $940,000 and $691,000, respectively. These amounts include revenues of $701,000 and $561,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $1.4 million and $808,000, respectively, which will be recognized in future periods. Sales revenues increased in the current period due to increases in new member sales at higher average sales prices partially offset by a higher net deferral of sales revenues in the current period.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 1998 and 1997, the Company recognized selling expenses of $959,000 million and $671,000, respectively. These amounts include expenses of $164,000 and $126,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $343,000 and $210,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $601,000 and $258,000 for the three months ended September 30, 1998 and 1997, respectively. These expenses exceeded sales revenues because of the increased marketing activity and low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

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

The Company's selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to significantly increase its campground membership sales over current levels, the membership base will continue to decline, which will further decrease the Company's revenues. Further decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Wilderness, a wholly owned subsidiary of the Company, manages 130 public campgrounds for the US Forest Service. For the three months ended September 30, 1998, these operations produced revenues of $1.7 million with related expenses (excluding certain shared administrative costs) of $1.2 million. This compares with revenues for the same period last year of $848,000 and related expenses (excluding certain shared administrative costs) of $644,000. The increase in revenues and expenses between periods is due to new contracts entered into in the spring of 1998, which significantly increased the number of campgrounds managed. The revenues and expenses related to the Company's campground management operations are included in other campground/resort revenue and campground/resort operating expenses in the consolidated statement of operations, and in campground revenues and cost of campground revenues in the table on page 18.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the three months ended September 30, 1998, RPI's operations produced a net contribution of $437,000 on revenues of $969,000, compared with a contribution of $450,000 on revenues of $882,000 for the same period last year. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that it will be successful.

RESORT OPERATIONS. The Company's operations at the resorts presently consist of the sale of residential lots. For the three months ended September 30, 1998, the resort operations produced a loss of $16,000 on revenues of $56,000, compared with a net contribution of $82,000 on revenues of $532,000 for the same period last year. The prior year results included revenues and expenses related to selling property and managing the amenities at one resort. The amenities previously managed by the Company were transferred to the resort's property owners' association during fiscal 1998. The Company does not expect a positive contribution from the resort operations in the future as its continues its efforts to sell the remaining assets it owns at the resorts. These assets consist primarily of approximately 100 residential lots and other miscellaneous real estate.

INTEREST INCOME AND EXPENSE. Interest income was $623,000 for the three months ended September 30, 1998, compared with $647,000 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $61,000 and $66,000, respectively. During the current period, a decrease in interest earned on the Company's diminishing portfolio of contracts receivable was substantially offset by higher interest earned on invested cash, resulting in only a slight decrease in interest income between periods. The interest earned on the Company's portfolio of contracts receivable will continue to decrease in the future as the portfolio declines. In addition, the interest earned on invested cash will be significantly lower in future periods after the Company uses substantially all of its existing cash to partially fund the redemption of the PIK Notes (see "Item 5. Other Information").

Interest expense was $1.1 million for the three months ended September 30, 1998, compared with $1.4 million for the same period last year. The $287,000 decrease in interest expense between periods was due primarily to repayments of borrowings under the Credit Agreement and mortgage notes during fiscal 1998.

The Company repaid all outstanding borrowings under the Credit Agreement and its remaining mortgage notes in the third quarter of fiscal 1998. In addition, the Company has called for redemption on December 15, 1998 all $34.8 million principal amount of PIK Notes outstanding at face value plus accrued interest. The Company will fund this redemption with approximately $10 million of its existing cash and approximately $27 million of new borrowings under the amended Credit Agreement. The Company anticipates that the redemption of the PIK Notes will lower its outstanding debt and its interest expense in future periods. However, interest on the borrowings under the amended Credit Agreement must be paid in cash on a monthly basis.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $88,000 for the three months ended September 30, 1998, compared with $3.4 million for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets that it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts and delinquent dues, and subscription fees received from members who subscribe to the Company's member magazine. Other income was $896,000 for the three months ended September 30, 1998, compared with $1.2 million for the same period last year. The decrease between periods was due primarily to lower recoveries on canceled contracts and delinquent dues in the current period.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.5 million for the three months ended September 30, 1998, compared with $2.4 million for the same period last year. The slight increase in costs was due primarily to higher legal fees in the current period.

INCOME TAXES. The Company's current provision for income taxes was $261,000 for the three months ended September 30, 1998, compared with $174,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which were estimated to total $26.9 million at June 30, 1998.

The Company recorded a deferred tax provision of $485,000 for the three months ended September 30, 1998. At June 30, 1998, the Company reduced the valuation allowance related to its net deferred tax assets by $10.0 million because management determined it was more likely than not that the Company would realize the benefits of a significant portion of the net deferred tax assets. The net deferred tax assets had previously been fully reserved. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments, but will result in higher tax provisions in the future in the periods the related deferred tax assets are realized.

INFLATION. During the past several fiscal years, the Company's results have not been affected materially by inflation. However, should the rate of inflation increase in the future, the Company's expenses are likely to increase at a greater rate than it can increase the annual dues paid by the campground members because the Company cannot increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability.

IMPACT OF YEAR 2000. Based on recent assessments, the Company has determined that it must modify certain software and replace certain hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has begun making the internal software modifications and anticipates completing the year 2000 project by June 30, 1999. These modifications, if timely completed, will avoid any material impact on its operating systems. The Company currently estimates that it will cost approximately $265,000 to make the necessary enhancements to its hardware and software, which will not significantly impact the Company's financial position, operations, or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of September 30, 1998 is not significant. The information required by Item 305 of S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity."

ITEM 5.     OTHER INFORMATION

On November 10, 1998, the Company called for redemption on December 15, 1998 (the "Redemption Date"), all $34.8 million principal amount of PIK Notes outstanding at face value plus accrued interest. The Company will fund this redemption with approximately $10 million of its existing cash and approximately $27 million of new borrowings under the amended Credit Agreement. Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes will receive from the Company on the Redemption Date the sum of $1,000, plus accrued interest from July 15, 1998 to the Redemption Date of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On the Redemption Date, interest will cease to accrue and the holders will have no other rights as holders other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

The Company anticipates that the redemption of the PIK Notes will lower it outstanding debt and its interest expense in future periods. However, interest on the borrowings under the amended Credit Agreement must be paid in cash on a monthly basis.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

     Exhibit
      Number                           Description
     -------                           -----------
      10.1       Fifth Amendment to Loan and Security Agreement dated as of
                 September 15, 1998, between the Company and Foothill.

      10.2       Sixth Amendment to Loan and Security Agreement dated as of
                 October 21, 1998, between the Company and Foothill.

      10.3 Fourth Amendment to Credit Agreement dated as of June 10, 1998, between the Company and NACO.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule for the three months ended September
                 30, 1998.

      27.2       Restated Financial Data Schedule for the three months ended
                 September 30, 1997.

REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THOUSAND TRAILS, INC.


Date:    November 10, 1998             By:  /s/ William J. Shaw
                                           ----------------------------------
                                           William J. Shaw
                                           President, Chief Executive Officer
                                           and acting Chief Financial Officer


Date:    November 10, 1998             By:  /s/ Bryan Reed
                                           ----------------------------------
                                           Bryan Reed
                                           Chief Accounting Officer

                                INDEX TO EXHIBITS


     Exhibit
      Number                           Description
     -------                           -----------
      10.1       Fifth Amendment to Loan and Security Agreement dated as of
                 September 15, 1998, between the Company and Foothill.

      10.2       Sixth Amendment to Loan and Security Agreement dated as of
                 October 21, 1998, between the Company and Foothill.

      10.3 Fourth Amendment to Credit Agreement dated as of June 10, 1998, between the Company and NACO.

      11.1       Statement re: Computation of Per Share Earnings.

      27.1       Financial Data Schedule for the three months ended September 30, 1998.

      27.2       Restated Financial Data Schedule for the three months ended
                 September 30, 1997.