Form 10-Q
period 1998-12-31
THOUSAND TRAILS INC /DE/
filed 1999-02-12
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                         Commission File Number 1-14645


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

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 12, 1999 was 7,667,635.

                              THOUSAND TRAILS, INC.


                                      INDEX

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets at December 31, 1998
                    and June 30, 1998...........................................................................3

                  Consolidated Statements of Operations for the six months ended
                    December 31, 1998 and December 31, 1997.....................................................4

                  Consolidated Statements of Operations for the three months ended
                    December 31, 1998 and December 31, 1997.....................................................5

                  Consolidated Statement of Stockholders' Equity for the six months ended December 31, 1998.....................................................................6

                  Consolidated Statements of Cash Flows for the six months ended
                    December 31, 1998 and December 31, 1997.....................................................7

                  Notes to Consolidated Financial Statements....................................................9

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................14

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................26


PART II.  OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security-Holders..........................................27

       Item 6.    Exhibits and Reports on Form 8-K.............................................................28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                          ASSETS                                                          December 31,        June 30,
                                                                                              1998              1998
                                                                                          ------------      ------------
CURRENT ASSETS                                                                            (Unaudited)
   Cash and cash equivalents                                                              $      1,174      $     13,631
   Current portion of receivables, net of allowances and discount of
     $1.2 million and $1.1 million                                                               1,822             2,440
   Current portion of deferred membership selling expenses                                         505               538
   Current portion of net deferred tax assets                                                    2,723             2,954
   Other current assets                                                                          1,629             1,890
                                                                                          ------------      ------------
       Total Current Assets                                                                      7,853            21,453
   Restricted cash                                                                               1,433             1,171
   Receivables, net of allowances and discount of $1.1 million and $1.6
    million                                                                                        688             1,741
   Campground and resort land                                                                   13,328            13,338
   Buildings and equipment, net of accumulated depreciation of                                  21,274            21,879
     $16.2 million and $15.0 million
   Land held for sale                                                                            2,860             3,866
   Deferred membership selling expenses                                                          1,308             1,087
   Net deferred tax assets                                                                       6,259             7,046
   Other assets                                                                                  2,390             2,681
                                                                                          ------------      ------------
       Total Assets                                                                       $     57,393      $     74,262
                                                                                          ============      ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                       $      1,005      $      2,037
   Accrued interest                                                                                 --             1,805
   Other accrued liabilities                                                                     5,421             6,410
   Current portion of long term debt                                                             2,616                --
   Accrued construction costs                                                                    1,808             2,845
   Current portion of deferred revenue                                                          16,636            18,851
                                                                                          ------------      ------------
       Total Current Liabilities                                                                27,486            31,948
   Long term debt                                                                               16,372            32,973
   Deferred revenue                                                                              5,234             4,588
   Other liabilities                                                                             1,983             1,999
                                                                                          ------------      ------------
       Total Liabilities                                                                        51,075            71,508
                                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,514,208 and
    7,437,083 shares issued and outstanding                                                         75                74
   Additional paid-in capital                                                                   20,604            20,551
   Accumulated deficit subsequent to December 31, 1991, date of emergence
    from bankruptcy                                                                            (14,219)          (17,734)
   Cumulative foreign currency translation adjustment                                             (142)             (137)
                                                                                          ------------      ------------
       Total Stockholders' Equity                                                                6,318             2,754
                                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $     57,393      $     74,262
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                              For the six months ended December 31,
                                                              -------------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
REVENUES
     Membership dues                                             $     18,542      $     18,996
     Campground/resort revenue                                         10,383             9,339
     Membership and resort interest sales                               1,909             2,057
     RPI membership fees                                                1,690             1,702
     Interest income                                                    1,123             1,177
     Gain on asset sales                                                1,106             3,749
     Nonrecurring income                                                   --               495
     Other income                                                       1,444             1,825
                                                                 ------------      ------------
         Total Revenues                                                36,197            39,340
                                                                 ------------      ------------
EXPENSES
     Campground/resort operating expenses                              20,829            20,171
     Selling expenses                                                   1,780             1,542
     Marketing expenses                                                 1,044               626
     RPI membership expenses                                            1,012               928
     Corporate member services                                            687               702
     Interest expense and amortization                                  2,037             2,502
     General and administrative expenses                                4,263             4,151
                                                                 ------------      ------------
         Total Expenses                                                31,652            30,622
                                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                                              4,545             8,718
INCOME TAXES --
     Income tax provision - current                                       (12)             (232)
     Income tax provision - deferred                                   (1,018)               --
                                                                 ------------      ------------
                                                                       (1,030)             (232)

NET INCOME                                                       $      3,515      $      8,486
                                                                 ============      ============

NET INCOME PER SHARE-- BASIC                                     $        .47      $       1.15
                                                                 ============      ============

NET INCOME PER SHARE-- DILUTED                                   $        .42      $       1.01
                                                                 ============      ============

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                              7,485             7,390
                                                                 ============      ============
     Diluted                                                            8,429             8,410
                                                                 ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                    For the three months ended December 31,
                                                    ---------------------------------------
                                                           1998              1997
                                                       ------------      ------------
REVENUES
     Membership dues                                   $      9,202      $      9,299
     Campground/resort revenue                                2,816             2,899
     Membership and resort interest sales                       931             1,036
     RPI membership fees                                        721               820
     Interest income                                            500               530
     Gain on asset sales                                      1,018               329
     Nonrecurring income                                         --               495
     Other income                                               548               670
                                                       ------------      ------------
         Total Revenues                                      15,736            16,078
                                                       ------------      ------------
EXPENSES
     Campground/resort operating expenses                     8,275             8,440
     Selling expenses                                           792               678
     Marketing expenses                                         462               348
     RPI membership expenses                                    480               496
     Corporate member services                                  306               318
     Interest expense and amortization                          959             1,137
     General and administrative expenses                      2,125             2,103
                                                       ------------      ------------
         Total Expenses                                      13,399            13,520
                                                       ------------      ------------

INCOME BEFORE INCOME TAXES                                    2,337             2,558
INCOME TAXES --
     Income tax benefit (provision) - current                   249               (58)
     Income tax provision - deferred                           (533)               --
                                                       ------------      ------------
                                                               (284)              (58)

NET INCOME                                             $      2,053      $      2,500
                                                       ============      ============

NET INCOME PER SHARE-- BASIC                           $        .27      $        .34
                                                       ============      ============
NET INCOME PER SHARE-- DILUTED                         $        .24      $        .29
                                                       ============      ============

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                    7,512             7,393
                                                       ============      ============
     Diluted                                                  8,425             8,490
                                                       ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              Cumulative
                                                                                                Foreign
                                                            Additional                         Currency
                                             Common           Paid-In        Accumulated      Translation
                                              Stock           Capital          Deficit         Adjustment          Total
                                          ------------     ------------     ------------      ------------      ------------
Balance, June 30, 1998                    $         74     $     20,551     ($    17,734)     ($       137)     $      2,754

Issuance of common stock                             1               53                                                   54

Foreign currency translation
  adjustment                                                                                            (5)               (5)

Net income for the six months ended
   December 31, 1998
                                                                                   3,515                               3,515
                                          ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1998                $         75     $     20,604     ($    14,219)     ($       142)     $      6,318
                                          ============     ============     ============      ============      ============




The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  For the six months ended December 31,
                                                                  -------------------------------------
                                                                          1998              1997
                                                                      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                          $      2,317      $      3,002
     Interest received                                                       1,030             1,050
     Interest paid                                                          (1,871)             (669)
     General and administrative and corporate member
       services costs                                                       (5,279)           (5,222)
     Cash collected from operations, including deferred
       dues revenue                                                         30,260            28,851
     Cash from sales of campground memberships and
       lots at the point of sale                                             1,914             2,085
     Expenditures for property operations                                  (20,415)          (20,702)
     Expenditures for sales and marketing                                   (3,532)           (2,169)
     Expenditures for insurance premiums                                      (889)             (591)
     Payment of income taxes                                                  (303)             (231)
     Other, net                                                               (262)               50
                                                                      ------------      ------------
Net cash provided by operating activities                                    2,970             5,454
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                                   (1,898)             (580)
     Proceeds from asset sales                                               2,221             6,115
     Issuance of Common Stock                                                   54                19
                                                                      ------------      ------------
Net cash provided by investing activities                                      377             5,554
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of PIK Notes                                               (34,792)               --
     Borrowings under Credit Agreement                                      24,000                --
     Net repayments under Credit Agreement                                  (5,012)          (10,408)
     Repayment of notes and mortgages                                           --              (245)
                                                                      ------------      ------------
Net cash used in financing activities                                      (15,804)          (10,653)
                                                                      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (12,457)              355

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                    13,631             1,343
                                                                      ------------      ------------
     End of period                                                    $      1,174      $      1,698
                                                                      ============      ============



                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            For the six months ended December 31,
                                                                            -------------------------------------
                                                                                    1998               1997
                                                                                ------------      ------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net income                                                                      $      3,515      $      8,486
                                                                                ------------      ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES --
     Depreciation                                                                      1,295             1,287
     Amortization of interest discount, collection costs and
       valuation allowance                                                              (191)             (245)
     Net deferral of sales revenue                                                       568               446
     Net deferral of selling expenses                                                   (188)             (152)
     Gain on asset sales                                                              (1,105)           (3,749)
     Deferred income tax provision                                                     1,018                --
     (Increase) decrease in restricted cash                                             (262)               58
     Decrease in receivables                                                           1,802             2,540
     Decrease in other assets                                                            601               776
     Decrease in accounts payable                                                     (1,032)             (182)
     Increase in accrued interest                                                        164             1,803
     Decrease in other liabilities                                                    (3,142)           (5,846)
     Other, net                                                                          (73)              232
                                                                                ------------      ------------
Total adjustments                                                                       (545)           (3,032)
                                                                                ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $      2,970      $      5,454
                                                                                ============      ============





The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)

GENERAL

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 325 recreational facilities and manages 130 public campgrounds for the US Forest Service. The campground business represents the most significant portion of the Company's business comprising 99% of the Company's operating revenues in fiscal 1998. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc. ("Coast"), National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc. and UST Wilderness Management Corporation ("Wilderness Mgmt.").

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Securities and Exchange Commission (the "SEC") on September 25, 1998, as amended by a Form 10-K/A filed with the SEC on October 7, 1998.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 1998 and 1997, and in the consolidated balance sheet as of June 30, 1998.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on July 1, 1998. SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The following table provides statements of comprehensive income for the six and three months ended December 31, 1998 and 1997, as if the statement had been implemented in the six and three months ended December 31, 1997 (dollars in thousands):

                                         For the six months ended           For the three months ended
                                               December 31,                       December 31,
                                      ------------------------------      ------------------------------
                                          1998              1997              1998              1997
                                      ------------      ------------      ------------      ------------
                                                (Unaudited)                        (Unaudited)

Net Income                            $      3,515      $      8,486      $      2,053      $      2,500

 Foreign Currency Translation
 Adjustment                                     (5)               (7)               (2)               (3)
                                      ------------      ------------      ------------      ------------
Comprehensive Income                  $      3,510      $      8,479      $      2,051      $      2,497
                                      ============      ============      ============      ============


In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report information about operating segments and related disclosures in annual and interim financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. These statements are effective for the Company commencing at the end of fiscal 1999. The Company does not anticipate a material impact from the adoption of these statements.

Net Income Per Share
--------------------

The Company adopted SFAS No. 128 during the second quarter of fiscal 1998. SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding, as determined by the treasury stock method. Diluted net income per share includes the dilutive effects of common stock equivalents and is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method.

The tables below set forth the information necessary to compute basic and diluted net income per share for the six and three months ended December 31, 1998 and 1997, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                        For the six months ended         For the three months ended
                                              December 31,                      December 31,
                                      -----------------------------     -----------------------------
                                          1998             1997             1998             1997
                                      ------------     ------------     ------------     ------------
                                                (Unaudited)                       Unaudited)

Net Income                            $      3,515     $      8,486     $      2,053     $      2,500
                                      ============     ============     ============     ============

Weighted Average Number of
Shares - Basic                               7,485            7,390            7,512            7,393

   Dilutive Options                            938              986              907            1,033
   Dilutive Warrants                             6               34                6               64
                                      ------------     ------------     ------------     ------------

Weighted Average Number of
Shares - Diluted                             8,429            8,410            8,425            8,490
                                      ============     ============     ============     ============

Net Income Per Share - Basic          $        .47     $       1.15     $        .27     $        .34
                                      ============     ============     ============     ============

Net Income Per Share - Diluted        $        .42     $       1.01     $        .24     $        .29
                                      ============     ============     ============     ============


Since inception, the Company has not paid any dividends. The Credit Agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill during the term of the Credit Agreement.

NOTE 2 -- LONG TERM DEBT

PIK NOTES

The Company issued $40.2 million principal amount of 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") in a restructuring of its debt in July 1996. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997, January 15, 1998, and July 15, 1998, the Company issued an additional $1.8 million, $1.9 million, and $2.0 million principal amount of PIK Notes, respectively, in lieu of cash interest.

On December 15, 1998, the Company completed the redemption of all $34.8 million principal amount of PIK Notes outstanding, which included the payment of $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under its Credit Agreement with Foothill (see below).

Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes received from the Company on December 15, 1998 the sum of $1,000, plus accrued interest from July 15, 1998 to December 15, 1998 of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On December 15, 1998, interest ceased to accrue and the holders have no other rights as holders other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

CREDIT AGREEMENT WITH FOOTHILL

As of June 30, 1998, there were no outstanding borrowings under the Credit Agreement with Foothill. On October 21, 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum.

On December 15, 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. As a result of subsequent repayments, on December 31, 1998, the Company had $19.0 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes and an additional $10.5 million to use for the possible acquisition of members through the purchase of other membership campground operations. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

Under the terms of the amended Credit Agreement, the Company must use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement. In addition, the Company must make specified principal reductions on these borrowings over time based on a monthly calculation of eligible contracts receivable and an amortization schedule set forth in the Credit Agreement. The maximum amount of the available borrowing capacity declines as these principal reductions are made.

NOTE 3 -- NONRECURRING INCOME AND CONTINGENCIES

NONRECURRING INCOME

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

CONTINGENCIES

General Liability Insurance
---------------------------

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. At December 31, 1998 and June 30, 1998, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.2 million, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base
-------------------------

The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1998). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 6% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members in another manner, such as through the purchase of other membership campground operations. There is no assurance that the Company will be successful in these efforts.

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

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95, "Statement of Cash Flows," are presented below for the six months ended December 31, 1998 and 1997 (dollars in thousands):

                                                              Six months ended December 31,
                                                            -----------------------------------
                                                                 1998                1997
                                                            ---------------     ---------------
Non-cash payment of PIK Note interest (see Note 2)
PIK Notes issued in lieu of cash interest payment           $         1,969     $         1,752

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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

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

REDEMPTION OF PIK NOTES. On December 15, 1998, the Company completed the redemption of all $34.8 million principal amount of PIK Notes outstanding, which included the payment of $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under its Credit Agreement with Foothill.

Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes received from the Company on December 15, 1998 the sum of $1,000, plus accrued interest from July 15, 1998 to December 15, 1998 of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On December 15, 1998, interest ceased to accrue and the holders have no other rights as holders other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

CASH. On December 31, 1998, the Company had $1.2 million of cash and cash equivalents, a decrease of $12.5 million from June 30, 1998. During the six months ended December 31, 1998, the Company's operating activities produced $3.0 million of cash, its investing activities produced $377,000 of cash, and its financing activities used $15.8 million of cash, which included the $12.5 million of cash used to partially fund the redemption of the PIK Notes. The Company's investing activities consisted principally of $2.2 million from the sale of assets less $1.9 million of capital and HUD-related expenditures.

With respect to the Company's operating activities, for the six months ended December 31, 1998, the principal sources of cash were $30.3 million in dues collections and other campground and resort revenues, $3.3 million in principal and interest collections on contracts receivable and invested cash, and $1.9 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the six months ended December 31, 1998, were $20.4 million in operating expenses, $5.3 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $3.5 million in sales and marketing expenditures.

As of June 30, 1998, there were no outstanding borrowings under the Credit Agreement with Foothill. On October 21, 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum.

On December 15, 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. The Company repaid $5.0 million of such borrowings by December 31, 1998. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $14.8 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes and an additional $14.3 million to use for the possible acquisition of members through the purchase of other membership campground operations. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements during the remaining term of the amended Credit Agreement. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $16.9 million during the six months ended December 31, 1998. Cash decreased by $12.5 million as discussed above. Contracts receivable decreased by $1.7 million due primarily to $2.3 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Other current assets decreased by $261,000 due primarily to lower dues receivable and inventory due to the seasonal nature of the business. Buildings and equipment decreased by $605,000 due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Land held for sale decreased by $1.0 million due to the sale of acreage not related to the campground operations. Other assets decreased by $291,000 due primarily to the release of certain prior year workers' compensation insurance deposits that were applied to current year insurance payments.

Total liabilities decreased by $20.4 million during the six months ended December 31, 1998. Accounts payable decreased by $1.0 million due to the timing of payments and the seasonality of the business. Accrued interest decreased by $1.8 million due to the payment of all accrued interest on the PIK Notes on December 15, 1998 in connection with the redemption of such notes. Accrued construction costs decreased by $1.0 million as a result of HUD-related improvements made at one resort during the period. Deferred revenue decreased by $1.6 million due primarily to the recognition of $2.0 million of dues revenue in excess of dues collected during the period, partially offset by a $568,000 net increase in deferred sales revenue. In addition, the Company's outstanding debt decreased by $14.0 million during the period. This decrease was due to the redemption of the PIK Notes and the subsequent repayment of $5.0 million of the new borrowings the Company made under the Credit Agreement to partially fund the redemption of the PIK Notes.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, on December 15, 1998, the Company completed the redemption of all $34.8 million principal amount of PIK Notes outstanding. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the amended Credit Agreement with Foothill. The

Company used substantially all of its invested cash to fund the redemption, which eliminated any interest rate market risk with respect to cash balances. However, the borrowings under the amended Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and, thus, are subject to interest rate market risk. In management's opinion, a hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's contracts receivable, long term debt, or cash balances.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six and three months ended December 31, 1998 and 1997. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in
Item 1.

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME. The Company reported net income of $3.5 million or $.42 per diluted share on revenues of $36.2 million for the six months ended December 31, 1998. This compares with net income of $8.5 million or $1.01 per diluted share on revenues of $39.3 million for the same period last year. Excluding gains on asset sales and nonrecurring income, the Company's revenues remained approximately the same between periods. Gains on asset sales were $1.1 million in the current period, compared with $3.7 million in the same period last year. In addition, the prior period had $495,000 of nonrecurring income. The Company also incurred higher expenses in the current period, which resulted in the decline in net income between periods.

The table on the following page shows separately the results of the campground operations, Wilderness Mgmt., Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 1998 and 1997.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                    December 31,
                                                          ------------------------------
                                                              1998               1997
                                                          ------------      ------------
        CAMPGROUND OPERATIONS
           Membership dues                                $     18,542      $     18,996
           Campground revenues                                   8,666             8,064
           Cost of campground revenues                          (3,901)           (3,391)
           Operating expenses                                  (15,404)          (15,598)
                                                          ------------      ------------

        Contribution from campground operations                  7,903             8,071
                                                          ------------      ------------

        SALES
           Sales revenues                                        1,851             1,479
           Selling expenses                                     (1,738)           (1,259)
           Marketing expenses                                   (1,044)             (626)
                                                          ------------      ------------
        Loss on sales                                             (931)             (406)
                                                          ------------      ------------

        WILDERNESS MGMT
           Revenues                                              1,694               895
           Expenses                                             (1,439)             (713)
                                                          ------------      ------------
        Contribution from Wilderness Mgmt                          255               182
                                                          ------------      ------------

        RESORT PARKS INTERNATIONAL
           Revenues                                              1,690             1,702
           Expenses                                             (1,012)             (928)
                                                          ------------      ------------
        Contribution from RPI                                      678               774
                                                          ------------      ------------

        RESORT OPERATIONS
           Revenues                                                 81               958
           Expenses                                               (127)             (752)
                                                          ------------      ------------
        Contribution (loss) from resort operations                 (46)              206
                                                          ------------      ------------
                                                                 7,859             8,827
                                                          ------------      ------------

           Other income                                          1,444             1,825
           Corporate member services                              (687)             (702)
           General and administrative expenses                  (4,263)           (4,151)
                                                          ------------      ------------

        OPERATING INCOME BEFORE INTEREST INCOME AND
           EXPENSE, GAIN ON ASSET SALES, NONRECURRING
           INCOME, AND TAXES                                     4,353             5,799
                                                          ------------      ------------

           Interest income                                       1,123             1,177
           Interest expense                                     (2,037)           (2,502)
           Gain on asset sales                                   1,106             3,749
           Nonrecurring income                                      --               495
                                                          ------------      ------------

        OPERATING INCOME BEFORE TAXES                     $      4,545      $      8,718
                                                          ============      ============

OPERATING INCOME. During the six months ended December 31, 1998, the Company's contribution from operations was $4.4 million, a decrease of $1.4 million from the $5.8 million achieved in the same period last year. The decrease was due primarily to a higher loss from sales operations, a lower contribution from the Company's reciprocal use and resort businesses, and a decrease in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $18.5 million for the six months ended December 31, 1998, compared with $19.0 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Campground revenues were $8.7 million for the six months ended December 31, 1998, compared with $8.1 million for the same period last year. The related expenses were $3.9 million for the six months ended December 31, 1998, compared with $3.4 million for the same period last year. The increase in campground revenues and related expenses in the current period was due primarily to a greater emphasis on the ancillary revenue programs at the campgrounds.

Campground operating expenses were $15.4 million for the six months ended December 31, 1998, compared with $15.6 million for the same period last year. The decrease in expenses in the current period reflects the effects of the closure and sale of two campgrounds in the second quarter of fiscal 1998, as well as the Company's continuing efforts to reduce operating expenses.

The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that this strategy should result in lower future operating expenses, no assurance can be given that this strategy will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the six months ended December 31, 1998 and 1997, the Company recognized campground membership sales revenues of $1.9 million and $1.5 million, respectively. These amounts include revenues of $1.4 million and $1.2 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $2.0 million and $1.6 million, respectively, which are recognized in subsequent periods. Sales revenues increased in the current period due to the sale of a greater number of memberships at slightly higher average sales prices, partially offset by a higher net deferral of sales revenues in the current period.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 1998 and 1997, the Company recognized selling expenses of $1.7 million and $1.3 million, respectively. These amounts include expenses of $340,000 and $265,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $529,000 and $417,000, respectively, which are recognized in subsequent periods.

Selling and marketing expenses exceeded sales revenues by $931,000 and $406,000 for the six months ended December 31, 1998 and 1997, respectively. These expenses exceeded sales revenues because of increased marketing activity and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

The Company's selling and marketing efforts require significant expenditures, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenue. This disparity will increase if the Company is successful in growing its membership sales.

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

CAMPGROUND MANAGEMENT. Wilderness Mgmt. manages 130 public campgrounds for the US Forest Service. For the six months ended December 31, 1998, these operations produced a net contribution of $255,000 on revenues of $1.7 million, compared with a net contribution of $182,000 on revenues of $895,000 for the same period last year. The increases in net contribution and revenues between periods was due primarily to new contracts entered into in the spring of 1998, which significantly increased the number of campgrounds managed. The revenues and expenses related to the campground management operations are included in other campground/resort revenue and campground/resort operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the approximately 325 campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the six months ended December 31, 1998, RPI's operations produced a net contribution of $678,000 on revenues of $1.7 million, compared with a contribution of $774,000 on revenues of $1.7 million for the same period last year. The decrease in the net contribution between periods was due primarily to higher costs associated with directories provided to new members in the first quarter of fiscal 1999.

RESORT OPERATIONS. The Company's resort operations presently consist solely of the sale of residential lots and other miscellaneous real estate at three resorts. For the six months ended December 31, 1998, the resort operations produced a loss of $46,000 on revenues of $81,000, compared with a net contribution of $206,000 on revenues of $958,000 for the same period last year. The prior year results include a bulk sale of lots that did not require the payment of commissions, and revenues and expenses related to selling property and managing the amenities at one resort. The amenities previously managed by the Company were transferred to the resort's property owners' association during fiscal 1998. The Company does not expect a positive contribution from the resort operations in the future as its continues its efforts to sell the remaining assets it owns at the resorts.

INTEREST INCOME AND EXPENSE. Interest income was $1.1 million for the six months ended December 31, 1998, compared with $1.2 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $109,000 and $134,000, respectively. There was only a slight decline in interest income between periods because, in the current period, the decrease in interest income from the Company's diminishing portfolio of contracts receivable was substantially offset by an increase in interest income from invested cash. The interest earned on the Company's portfolio of contracts receivable will continue to decrease in the future as the portfolio declines. In addition, the interest earned on invested cash will be significantly lower in future periods as the Company used substantially all of its existing cash in the current quarter to partially fund the redemption of the PIK Notes.

Interest expense was $2.0 million for the six months ended December 31, 1998, compared with $2.5 million for the same period last year. The $465,000 decrease in interest expense between periods was due primarily to repayments of outstanding debt during the periods. In the third quarter of fiscal 1998, the Company repaid all then outstanding borrowings under the Credit Agreement and all remaining mortgage notes. In addition, on December 15, 1998, the Company completed the redemption of all $34.8 million principal amount of PIK Notes outstanding. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the amended Credit Agreement. The redemption of the PIK Notes lowered the Company's outstanding debt and is expected to lower its interest expense in future periods. However, in contrast to the interest on the PIK Notes that could be paid in the form of additional PIK Notes, the interest on the borrowings under the amended Credit Agreement must be paid in cash on a monthly basis.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $1.1 million for the six months ended December 31, 1998, compared with $3.7 million for the same period last year. The decrease in the current period was due to the timing of asset sales. The gain in the current period resulted primarily from the sale of acreage not related to the campground operations. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale and any campgrounds that are closed as the Company downsizes. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, settlements received on defaulted contracts and delinquent dues, and subscription fees received from members who subscribe to the Company's member magazine. Other income was $1.4 million for the six months ended December 31, 1998, compared with $1.8 million for the same period last year. The decrease between periods was due, in part, to lower settlements received on defaulted contracts and delinquent dues in the current period. The Company also had $495,000 of nonrecurring income in the prior period resulting from a refund of deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims.

ADMINISTRATIVE EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were approximately $4.9 million for the six months ended December 31, 1998 and 1997.

INCOME TAXES. The Company's current provision for income taxes was $12,000 for the six months ended December 31, 1998, compared with $232,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which were estimated to total $26.9 million at June 30, 1998.

The Company recorded a deferred tax provision of $1.0 million for the six months ended December 31, 1998. At June 30, 1998, the Company reduced the valuation allowance related to its net deferred tax assets by $10.0 million because management determined it was more likely than not that the Company would realize the benefits of a significant portion of the net deferred tax assets. The net deferred tax assets had previously been fully reserved. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments, but will result in higher tax provisions in the future in the periods the related deferred tax assets are realized.

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME. The Company reported net income of $2.1 million or $.24 per diluted share on revenues of $15.7 million for the three months ended December 31, 1998. This compares with net income of $2.5 million or $.29 per diluted share on revenues of $16.1 million for the same period last year. Although the Company reduced operating expenses in the current period, its revenues declined by a greater amount, which resulted in the decline in net income between periods.

The table on the following page shows separately the results of the campground operations, Wilderness Mgmt., Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 1998 and 1997.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                   December 31,
                                                          ------------------------------
                                                               1998             1997
                                                          ------------      ------------
        CAMPGROUND OPERATIONS
           Membership dues                                $      9,202             9,299
           Campground revenues                                   2,770             2,674
           Cost of campground revenues                          (1,502)           (1,233)
           Operating expenses                                   (6,510)           (6,926)
                                                          ------------      ------------

        Contribution from campground operations                  3,960             3,814
                                                          ------------      ------------

        SALES
           Sales revenues                                          911               788
           Selling expenses                                       (779)             (588)
           Marketing expenses                                     (462)             (348)
                                                          ------------      ------------
        Loss on sales                                             (330)             (148)
                                                          ------------      ------------

        WILDERNESS MGMT
           Revenues                                                 41                47
           Expenses                                               (221)              (69)
                                                          ------------      ------------
        Loss from Wilderness Mgmt                                 (180)              (22)
                                                          ------------      ------------

        RESORT PARKS INTERNATIONAL
           Revenues                                                721               820
           Expenses                                               (480)             (496)
                                                          ------------      ------------
        Contribution from RPI                                      241               324
                                                          ------------      ------------

        RESORT OPERATIONS
           Revenues                                                 25               426
           Expenses                                                (55)             (302)
                                                          ------------      ------------
        Contribution (loss) from resort operations                 (30)              124
                                                          ------------      ------------
                                                                 3,661             4,092
                                                          ------------      ------------

           Other income                                            548               670
           Corporate member services                              (306)             (318)
           General and administrative expenses                  (2,125)           (2,103)
                                                          ------------      ------------

        OPERATING INCOME BEFORE INTEREST INCOME AND
           EXPENSE, GAIN ON ASSET SALES, NONRECURRING
           INCOME AND TAXES                                      1,778             2,341
                                                          ------------      ------------

           Interest income                                         500               530
           Interest expense                                       (959)           (1,137)
           Gain on asset sales                                   1,018               329
           Nonrecurring income                                      --               495
                                                          ------------      ------------
        OPERATING INCOME BEFORE TAXES                     $      2,337      $      2,558
                                                          ============      ============

OPERATING INCOME. During the three months ended December 31, 1998, the Company's contribution from operations was $1.8 million, a decrease of $563,000 from the $2.3 million achieved in the same period last year. The decrease was due primarily to a higher loss from sales operations, a lower contribution from the Company's reciprocal use and resort businesses, and a decrease in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.2 million for the three months ended December 31, 1998, compared with $9.3 million for the same period last year. The slight decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Campground revenues were $2.8 million for the three months ended December 31, 1998, compared with $2.7 million for the same period last year. The related expenses were $1.5 million for the three months ended December 31, 1998, compared with $1.2 million for the same period last year. The increase in campground revenues and related expenses in the current period was due primarily to a greater emphasis on the ancillary revenue programs at the campgrounds.

Campground operating expenses were $6.5 million for the three months ended December 31, 1998, compared with $6.9 million for the same period last year. The decrease in expenses in the current period reflects the effects of the closure and sale of two campgrounds in the second quarter of fiscal 1998, as well as the Company's continuing efforts to reduce operating expenses.

For the three months ended December 31, 1998 and 1997, the Company recognized campground membership sales revenues of $911,000 and $788,000, respectively. These amounts include revenues of $748,000 and $610,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $664,000 and $808,000, respectively, which are recognized in subsequent periods. Sales revenues increased in the current period due primarily to the effect of the deferral accounting. Sales revenue included in the current period that had been deferred in earlier periods exceeded the sales revenue that was deferred in the current period. In contrast, the sales revenue that was deferred in the prior period exceeded the sales revenue included in such period that had been deferred in earlier periods. Excluding the effect of the deferral accounting, sale revenues declined slightly in the current period due primarily to the sale of fewer membership upgrades.

For the three months ended December 31, 1998 and 1997, the Company recognized selling expenses of $779,000 and $588,000, respectively. These amounts include expenses of $164,000 and $139,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $343,000 and $207,000, respectively, which are recognized in subsequent periods.

Selling and marketing expenses exceeded sales revenues by $330,000 and $148,000 for the three months ended December 31, 1998 and 1997, respectively. These expenses exceeded sales revenues because of increased marketing activity and the low volume of sales, which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the three months ended December 31, 1998, the operations of Wilderness Mgmt. produced a loss of $180,000 on revenues of $41,000, compared with a loss of $22,000 on revenues of $47,000 for the same period last year. The loss increased in the current period because of higher expenses resulting from the management of a greater number of campgrounds in the current period and a requirement to keep such campgrounds open for a specific period of time regardless of usage. The campground management operations generally incur a loss during the second fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. The revenues and expenses related to these operations are included in other campground/resort revenue and campground/resort operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. For the three months ended December 31, 1998, RPI's operations produced a net contribution of $241,000 on revenues of $721,000, compared with a net contribution of $324,000 on revenues of $820,000 for the same period last year. Although RPI reduced its operating expenses slightly in the current period, its revenues declined by a greater amount, which resulted in the decline in the net contribution between periods.

RESORT OPERATIONS. For the three months ended December 31, 1998, the resort operations produced a loss of $30,000 on revenues of $25,000, compared with a net contribution of $124,000 on revenues of $426,000 for the same period last year. The prior year results include a bulk sale of lots that did not require the payment of commissions, and revenues and expenses related to selling property and managing the amenities at one resort. The amenities previously managed by the Company were transferred to the resort's property owners' association during fiscal 1998.

INTEREST INCOME AND EXPENSE. Interest income was $500,000 for the three months ended December 31, 1998, compared with $530,000 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $49,000 and $68,000, respectively. There was only a slight decline in interest income between periods because, in the current period, the decrease in interest income from the Company's diminishing portfolio of contracts receivable was substantially offset by an increase in interest income from invested cash.

Interest expense was $959,000 for the three months ended December 31, 1998, compared with $1.1 million for the same period last year. The $178,000 decrease in interest expense between periods was due primarily to repayments of outstanding debt during the periods.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $1.0 million for the three months ended December 31, 1998, compared with $329,000 for the same period last year. The increase in the current period was due to the timing of asset sales.

OTHER INCOME. Other income was $548,000 for the three months ended December 31, 1998, compared with $670,000 for the same period last year. The decrease between periods was due, in part, to lower settlements received on defaulted contracts and delinquent dues in the current period. The Company also had $495,000 of nonrecurring income in the prior period resulting from a refund of deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims.

ADMINISTRATIVE EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were approximately $2.4 million for the three months ended December 31, 1998 and 1997.

INCOME TAXES. The Company had a current income tax benefit of $249,000 for the three months ended December 31, 1998, compared with a current income tax provision of $58,000 for the same period last year. The income tax benefit in the current period arose primarily from the reversal of income taxes accrued during the first quarter. This reversal resulted from the redemption of the PIK Notes in December 1998 which allowed the Company to deduct the interest previously paid on the PIK Notes in the form of additional PIK Notes. This deduction reduced the Company's anticipated income tax liability for the year. The Company recorded a deferred tax provision of $533,000 for the three months ended December 31, 1998.

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

IMPACT OF YEAR 2000. Based on recent assessments, the Company has determined that it must modify certain software and replace certain hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has begun making the internal software modifications and anticipates completing the year 2000 project by June 30, 1999. These modifications, if timely completed, will avoid any material impact on its operating systems. The Company spent approximately $75,000 during the six months ended December 31, 1998 on year 2000 modifications, and currently estimates that it will spend an additional $200,000 during the remainder of the fiscal year to make the necessary enhancements to its hardware and software. These expenditures will not significantly impact the Company's financial position, operations, or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of December 31, 1998 is not significant. The information required by Item 305 of S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity," which is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On December 10, 1998, the Company held its annual meeting of stockholders. As of the record date for the meeting, the Company had 7,511,708 shares of common stock outstanding, of which 6,940,320 shares were represented at the meeting in person or by proxy. The stockholders took the following actions at the meeting.

1. The stockholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of stockholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each of them were as follows:

              Name                            Votes For            Votes Withheld
              ----                            ---------            --------------

         Andrew M. Boas                       6,666,483                4,980
         William P. Kovacs                    6,666,483                4,980
         Donald R. Leopold                    6,666,483                4,980
         H. Sean Mathis                       6,666,483                4,980
         Douglas K. Nelson                    6,666,483                4,980
         William J. Shaw                      6,666,483                4,980

2. The stockholders ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending June 30, 1999. The votes cast for, votes cast against, and abstentions were as follows:

            Votes For                        Votes Against          Abstentions
            ---------                        -------------          -----------

            6,668,483                            2,780                  200

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

      Exhibit
      Number                           Description
      ------                           -----------

      10.1        Amendment dated as of December 10, 1998 to the Employment
                  Agreement between the Company and William J. Shaw.

      11.1        Statement re: Computation of Per Share Earnings.

      27.1        Financial Data Schedule for the six and three months ended
                  December 31, 1998.


REPORTS ON FORM 8-K

On December 22, 1998, the Company filed with the SEC a Current Report on Form 8-K reporting under Item 5 the redemption of the PIK Notes.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THOUSAND TRAILS, INC.


Date:    February 12, 1999          By:   /s/William J. Shaw
                                        -------------------------------
                                          William J. Shaw
                                          President, Chief Executive Officer
                                          and acting Chief Financial Officer


Date:    February 12, 1999          By:   /s/Bryan D. Reed
                                        -------------------------------
                                          Bryan D. Reed
                                          Chief Accounting Officer

                                INDEX TO EXHIBITS

      Exhibit
      Number                             Description
      ------                             -----------

      10.1        Amendment dated as of December 10, 1998 to the Employment
                  Agreement between the Company and William J. Shaw.

      11.1        Statement re: Computation of Per Share Earnings.

      27.1        Financial Data Schedule for the six and three months ended
                  December 31, 1998.