Form 10-K405/A
period 1998-06-30
THOUSAND TRAILS INC /DE/
filed 1999-04-05
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          FORM 10-K/A (AMENDMENT NO. 2)


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                         Commission file number 0-19743

                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                      75-2138671
------------------------------------------                     -----------------------------------------
(State or other jurisdiction of                                (I.R.S. employer identification no.)
incorporation or organization)


            2711 LBJ FREEWAY,
          SUITE 200, DALLAS, TX                                                 75234
------------------------------------------                     -----------------------------------------
(Address of principal executive offices)                                      (Zip Code)


Registrant's telephone number, including area code:                         (972) 243-2228
                                                               -----------------------------------------


Securities registered pursuant to Section 12(b) of the Act:


                                                                        Name of each exchange
           Title of each class                                           on which registered
------------------------------------------                     -----------------------------------------
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

                               Yes    X         No
                                   ------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At September 15, 1998, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $16.1 million.

At September 15, 1998, there were 7,503,208 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, which was filed on October 27, 1998, with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.


Explanatory Note: This Amendment No. 2 to Form 10-K amends Item 1 Business; Item 2 Properties; Item 6 Selected Financial Data; and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation. This amendment provides added detail in response to comments received from the Securities and Exchange Commission.

ITEM 1.  BUSINESS

OVERVIEW

GENERAL. Thousand Trails, Inc., a Delaware corporation ("Thousand Trails"), is the successor by merger to USTrails Inc., a Nevada corporation ("USTrails"). Thousand Trails and its subsidiaries (the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 111,000 members as of June 30, 1998. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 325 recreational facilities and manages 130 public campgrounds for the US Forest Service. The Company's principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234, its telephone number is (972) 243-2228, and its home page on the Internet is www.1000trails.com.

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

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts or the possible acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes that it may be possible to acquire members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

The Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company also intends to explore the possible acquisition of members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

DEBT RESTRUCTURING. On July 17, 1996, the Company consummated a restructuring of its outstanding debt (see "Liquidity and Capital Resources - Debt Restructuring" in Item 7). This restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the Company believes it can support under its downsized operations.

CAMPGROUND OPERATIONS

CAMPGROUNDS. The Company and its subsidiaries own and operate a network of 53 membership-based campgrounds located in 17 states and British Columbia, Canada. The Company owns and operates a network of 32 of these campgrounds under the Thousand Trails logo, and NACO owns and operates a network of 21 of these campgrounds under the NACO logo. The 53 campgrounds contain a total of approximately 9,700 acres and 17,700 campsites.

Members using the campgrounds may bring their own recreational vehicles ("RVs"), tents or other sleeping equipment, or rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 1998, there were approximately 73,000 campground members in the Thousand Trails system and 38,000 campground members in the NACO system. However, approximately 38% of the NACO campground members and approximately 54% of the Thousand Trails campground members possess the right to use the campgrounds in both networks. The largest percentage of campground members reside in California (approximately 37%). Large numbers of campground members also reside in Florida, Oregon, Texas, and Washington.

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

In the six campgrounds in which members have received deeded undivided interests, the Company retains the entire fee interest in the common amenities, such as the lodge, recreational facilities, and other buildings, and an undivided interest in the campsites to the extent the interest has not been sold to the members.

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

EXISTING MEMBERSHIP. At June 30, 1998, the Company had 111,000 campground members. The majority of these members have been members for over 10 years. The Company's membership base has declined significantly over the past five fiscal years and, net of new sales, the membership base is presently declining at the rate of approximately 6% per year (excluding 1,800 members lost in connection with the sale of two campgrounds in fiscal 1998). The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must significantly increase its campground membership sales over current levels.

MEMBERSHIP SALES. As noted above, the majority of the Company's existing members have been members for over 10 years. The Company's membership sales declined significantly in the early 1990's due to increasing marketing costs and other factors. In April 1992, the Company suspended the sale of new campground memberships because its sales program was operating at a loss and with negative cash flow. In the fall of 1992, the Company began to assist campground members desiring to sell their memberships in the secondary market. During fiscal 1994, the Company determined that it should increase its sales and marketing efforts in order to replenish its declining campground membership base, and it began selling new campground memberships on a limited basis. In May 1995, the Company introduced new membership products and significantly increased its sales and marketing efforts. In recent years, the Company has focused its membership sales efforts primarily on guests referred by existing members and customers referred by RV dealers and RV manufacturers, who management believes are more likely to purchase memberships.

The Company's current membership products offer the consumer a choice of membership options ranging from the use of one campground to the entire system of campgrounds with prices ranging from $1,595 to $2,995. In addition, the membership products offer a choice of annual dues levels ranging from $199 for 14 nights of use to $1,200 for up to 365 nights of use. The member is charged a nightly fee for camping more days than are included in the dues option selected. During fiscal 1998 and 1997, the Company sold approximately 2,900 and 3,400 new memberships, respectively. The average sales price was $1,164 in fiscal 1998 and $707 in fiscal 1997, and the average annual dues level was $377 in fiscal 1998 and $332 in fiscal 1997. During the past two fiscal years, the Company offered financing for certain of its higher priced sales. The Company required a down payment of at least 25% of the sales price and would finance the balance for periods of up to 36 months. The Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company.

The Company has the capacity to sell approximately 66,000 additional new campground memberships in the future, assuming the sale of ten memberships for each existing campsite. Further downsizing of the Company's business would reduce this capacity.

Most memberships are transferable with payment of a transfer fee to the Company. The membership contracts, however, prohibit the sale of a membership for a profit.

MARKETING. The Company believes that camping is a popular and growing activity in the United States. The Company believes this is reflected in sales of recreational vehicles and camping equipment as well as campground use. Moreover, the Company believes the aging of the baby boomers will have a positive effect on sales of camping equipment and RVs, and lead to more family camping.

While most campers use national or state parks, the Company believes that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company believes that many campers are "amenity" campers, whose needs match the benefits provided by the Company's campgrounds, such as pools, lodges, sport courts, and recreational activities. The Company believes the needs of amenity campers are not being met by underfunded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

DUES. The Company's campground members, including members who own a deeded undivided interest in a campground, currently pay annual dues ranging generally from $100 to $600. The annual dues collected from campground members constitute general revenue of the Company. The Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. However, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company's campground members was $351 for the year ended June 30, 1998, $344 for the year ended June 30, 1997, and $335 for the year ended June 30, 1996. The increases resulted primarily from the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company's new members generally pay annual dues at a higher level than the older members retiring from the system.

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

MAINTENANCE AND IMPROVEMENTS. The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 1998, the Company spent $5.2 million on major maintenance, repairs, and capital improvements at the campgrounds and anticipates that it will spend an additional $4.7 million on such items in fiscal 1999. The Company may be required to spend greater amounts on such items in future years as the facilities age.

RESORT PARKS INTERNATIONAL. NACO members and holders of dual-system memberships, which permit the member to use the campgrounds in both the NACO and Thousand Trails systems, may join a reciprocal program operated by Resort Parks International, Inc. ("RPI"), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 325 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 1998, there were approximately 96,000 RPI members, of which approximately 80,000 were members of campgrounds that are not affiliated with the Company.

CAMPGROUND MANAGEMENT. UST Wilderness Management Corporation ("Wilderness Management"), a wholly owned subsidiary of the Company, manages 130 public campgrounds for the US Forest Service containing a total of 3,300 campsites. Pursuant to its management contracts with the US Forest Service, Wilderness Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the US Forest Service. These management contracts typically have five year terms.


                                RESORT OPERATIONS

Over the past several years, NACO has been selling the assets it owns at eight resorts located in seven states. NACO's interest in the resorts presently consists of approximately 100 residential lots and other miscellaneous real estate that NACO intends to sell over the next several years.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campground and resort operations is set forth in Note 14 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 1998, 1997, and 1996, the Company sold certain of its real estate assets and received proceeds of $8.6 million, $4.7 million, and $7.2 million, respectively. During this three-year period, the Company sold the timeshare operations at the resorts, the country club and golf operations at one resort, and various other properties at the resorts. In addition, the Company sold or otherwise disposed of various campgrounds and sold unused buildings and trailers, and excess acreage. Over the next several years, the Company intends to dispose of its remaining assets at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

When there are outstanding borrowings under the Credit Agreement (as amended, the "Credit Agreement"), between the Company and Foothill Capital Corporation ("Foothill"), all proceeds from asset sales must be paid to Foothill and applied to reduce such borrowings.

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

Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging generally from 9.5% to 16%, with a weighted average stated interest rate of 13% as of June 30, 1998. Monthly installment payments range generally from $34 to $223 over the term of the contracts receivable, which can be up to ten years. The terms of most newer contracts receivable, however, have averaged two years or less. At June 30, 1998, 97% of the campground members and 99% of the purchasers of resort interests had paid for their membership or resort interest in full, and the remaining outstanding contracts receivable had an average remaining term of 19 months.

As of June 30, 1998, the Company owned contracts receivable with an aggregate principal balance of $6.8 million, consisting of $6.4 million of contracts receivable associated with the campgrounds and $401,000 of contracts receivable associated with the resorts (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contracts Receivable " in Item
7).

When there are outstanding borrowings under the Credit Agreement between the Company and Foothill, all collections on the contracts receivable, including principal, interest, and fees, must be paid to Foothill and applied to reduce such borrowings.

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

Most of the states in which the Company does business have laws regulating campground membership and lot sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market.

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

In certain states, as a result of government regulations and provisions in certain of the membership agreements, the Company is prohibited from selling more than 10 memberships per campsite. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company's ability to downsize by closing campgrounds and reassigning members to other campgrounds. In addition, membership agreements or understandings, or governmental interpretations thereof, may limit the Company's ability to expand or modify the type of business activities conducted at the campgrounds.

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

COMPETITION

Based on an internally conducted analysis, the Company estimates there are approximately 15,000 privately owned campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 111,000 are the Company's members. This information was derived from a review of publicly available directories of campgrounds, including those of the Company's competitors. During this analysis, the Company identified duplicative directory entries and compiled an estimate of the total number of campgrounds and members.

Several companies compete directly with the Company's campground operations. For example, Resorts USA, Inc., which does business as Outdoor World, sells memberships to its system of 14 campgrounds, Travel America, Inc. (formerly All Seasons Resorts, Inc. and Thousand Adventures, Inc.) sells memberships to its system of 37 campgrounds, and Leisure Time Resorts, Inc. sells memberships to its system of ten campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company's direct competitors generally offer their members reciprocal use of other campgrounds through affiliations. Over the past several years, many of the Company's direct competitors have experienced financial difficulties, and several competitors have filed for bankruptcy.

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

Wilderness Management competes directly with approximately four other companies in bidding for contracts to manage public campgrounds for the US Forest Service. Wilderness Management currently has contracts to manage 130 of the approximately 3,000 campgrounds operated for the US Forest Service by private companies.

Coast to Coast Resorts, RPI's primary competitor and the largest reciprocal use system, has approximately 370 affiliated campgrounds and more than 250,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members.

EMPLOYEES

As of June 30, 1998, the Company had 1,355 full-time equivalent employees. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

OFFICES. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 3711 Long Beach Blvd., Suite 110, Long Beach, California 90807.

CAMPGROUNDS. The Company currently operates 53 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 14. The amenities presently available at each campground are listed on the chart on page 15. The Company owns 52 of these campgrounds and leases the LaConner campground and portions of the Lake Tawakoni and Snowflower campgrounds. The Company has sold undivided interests to members at six of the campgrounds. Of the 53 campgrounds, 25 operate all year, 21 operate year-round but provide only limited services during the off-season, and seven operate seasonally only.

ENCUMBRANCES. The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement between the Company and Foothill. The Company repaid all outstanding borrowings under the Credit Agreement in January 1998, and it had no outstanding borrowings under the Credit Agreement as of the date of this report. However, the Company has entered into an amendment to the Credit Agreement that will provide the Company the flexibility to borrow up to $35.0 million (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7). All of the Company's subsidiaries (other than an immaterial utility subsidiary) (collectively, the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Credit Agreement, and subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

NACO has also granted liens, subject to certain limitations, on substantially all of its assets to secure the repayment of its indebtedness to the Company, which totaled approximately $28.0 million as of the date of this report. These security interests were subordinated to the security interests securing the guarantees of the Credit Agreement. The indebtedness that these security interests secure, however, is pledged by the Company to Foothill to secure its obligations under the Credit Agreement, and these security interests have been collaterally assigned to Foothill. Furthermore, the subsidiaries of NACO each guaranteed their parent's indebtedness to the Company and granted security interests in substantially all of their assets to secure such guarantees.

The Subsidiary Guarantors have also fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Senior Subordinated Pay-In-Kind Notes Due 2003 (the "PIK Notes") that were issued on July 17, 1996, as well as the PIK Notes issued in lieu of cash payment of interest. The PIK Notes are presently unsecured and will remain unsecured until the amended Credit Agreement terminates on July 17, 2002. However, if the Company has not repaid in full or otherwise retired all of the PIK Notes by July 15, 2000, all borrowings under the amended Credit Agreement in excess of $10.0 million will mature on July 15, 2000, and up to $10.0 million of borrowings under the amended Credit Agreement will be refinanced on such date and thereafter be available to the Company for working capital purposes only. This $10.0 million working capital facility will then become the Working Capital Replacement Facility defined in the Indenture for the PIK Notes. Upon the termination of the amended Credit Agreement, the PIK Notes will be secured by the same assets as then secure the amended Credit Agreement other than cash and cash equivalents and other assets required to secure a new Working Capital Replacement Facility, which may provide borrowings for working capital purposes only up to $10.0 million in principal amount. Any new Working Capital Replacement Facility may be secured by substantially all of the assets of the Company and its subsidiaries other than certain excluded assets.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to sell or close, or a lienholder to foreclose a lien on, a campground. In certain states, these statutes permit sale, closure, or foreclosure if the holders of related memberships receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement, and any mortgages on the Company's campgrounds that are granted in the future to secure the Company's obligations under the PIK Notes, contain or will contain similar nondisturbance provisions. As a consequence, although the Company may be able to sell or close some of its campgrounds as it has done in the past, a sale or closure of significant numbers of campgrounds would likely be limited by state law or the membership contracts themselves, and a foreclosure of liens on significant numbers of campgrounds would also likely be limited. The impact of the rights of members under these laws and nondisturbance provisions is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company or lienholder to realize recoveries from asset sales.

OTHER. The Company owns approximately 100 residential lots and other miscellaneous real estate at eight resorts located in seven states, and various other parcels of undeveloped real estate, that it intends to sell over time.

                              THOUSAND TRAILS, INC.
                                   CAMPGROUNDS

                                     [MAP]

+ THOUSAND TRAILS CAMPGROUNDS                                          o NACO CAMPGROUNDS
-----------------------------                                          ------------------
BRITISH COLUMBIA              TEXAS                                    WASHINGTON            INDIANA
Cultus Lake                   Medina Lake                              Birch Bay             Indian Lakes*
                              Lake Conroe                              Little Diamond
WASHINGTON                    Colorado River                           Rainier               VIRGINIA
LaConner                      Lake Whitney                             Long Beach            Virginia Landing*
Mount Vernon                  Lake Texoma
Chehalis                      Lake Tawakoni                            OREGON                NEW JERSEY
Leavenworth                                                            South Jetty           Chestnut Lakes
                              MICHIGAN
OREGON                        Saint Clair                              CALIFORNIA
Bend                                                                   Lake Minden
Pacific City                  INDIANA                                  Russian River
                              Horseshoe Lakes                          Snowflower
CALIFORNIA                                                             Turtle Beach
Lake of the Springs           OHIO                                     Yosemite
Morgan Hill                   Wilmington                               Windsor
San Benito                    Kenissee Lake                            Rancho Oso
Soledad Canyon                                                         Wilderness Lakes
Idyllwild                     PENNSYLVANIA
Pio Pico                      Hershey                                  TEXAS
Oakzanita Springs                                                      Bay Landing*
Palm Springs                  VIRGINIA
                              Lynchburg                                MISSISSIPPI
NEVADA                        Chesapeake Bay                           Indian Point
Las Vegas
                              NORTH CAROLINA                           SOUTH CAROLINA
ARIZONA                       Forest Lake                              Carolina Landing*     * Some members of
Verde Valley                                                                                   these six campgrounds
                                                                       TENNESSEE               own a deeded,
FLORIDA                                                                Natchez Trace*          undivided interest in
Orlando                                                                Cherokee Landing*       campsites at their
                                                                                               campground.

 CAMPGROUND FACILITIES   ACREAGE  RV SITES  TENT     ADULT   FAMILY     POOL   TENNIS   ATHLETIC VEHICLE  REST-  TRAILERS   HORSE-
     AND AMENITIES                          SITES    LODGE   CENTER/            COURT    COURT   STORAGE  ROOMS/ (SEASONAL  SHOE
                                                            PAVILION                                      SHOWERS  AVAIL-    PITS
                                                                                                                   ABILITY)
-----------------------------------------------------------------------------------------------------------------------------------
THOUSAND TRAILS
-----------------------------------------------------------------------------------------------------------------------------------
BEND                        93      300       10       1       1        2        2        1        1       6        17       4
-----------------------------------------------------------------------------------------------------------------------------------
CHEHALIS                   306      278                1       1        2        2        2        1       8        9        7
-----------------------------------------------------------------------------------------------------------------------------------
CHESAPEAKE BAY             280      373       19       1       1        2        1        1        1       4        45       6
-----------------------------------------------------------------------------------------------------------------------------------
COLORADO RIVER             217      128                1       1        1        1        1        1       2        10       4
-----------------------------------------------------------------------------------------------------------------------------------
CULTUS LAKE                 14      185       12       1       1        1        2        2        1       4        5        2
-----------------------------------------------------------------------------------------------------------------------------------
FOREST LAKE                205      294       12       1       1        2        2        1        1       3        16       4
-----------------------------------------------------------------------------------------------------------------------------------
HERSHEY                    196      310                1       1        1        1        1        1       3        38       4
-----------------------------------------------------------------------------------------------------------------------------------
HORSESHOE LAKES            202      118                        1        1        2        1        1       2        11       4
-----------------------------------------------------------------------------------------------------------------------------------
IDYLLWILD                  181      287       38       1       1        1                 3        1       6        35       4
-----------------------------------------------------------------------------------------------------------------------------------
KENISEE LAKE               159       83       10               1        1                 1        1       2                 2
-----------------------------------------------------------------------------------------------------------------------------------
LACONNER                   106      313                1       1                          1        1       6        18       6
-----------------------------------------------------------------------------------------------------------------------------------
LAKE CONROE                130      285                1       1        1        2        2        1       4        21       8
-----------------------------------------------------------------------------------------------------------------------------------
LAKE OF THE SPRINGS        176      541       12       1       1        1        1        2        1       12       36       8
-----------------------------------------------------------------------------------------------------------------------------------
LAKE TAWAKONI              300      318       1        1       1        2                 1        1       5        22       8
-----------------------------------------------------------------------------------------------------------------------------------
LAKE TEXOMA                198      319       2        1       1        2                 1        1       6        17       6
-----------------------------------------------------------------------------------------------------------------------------------
LAKE WHITNEY               253      244       3        1       1        2        1        1        1       5        22       8
-----------------------------------------------------------------------------------------------------------------------------------
LAS VEGAS                   11      217       2                1        1                 2        1       3                 2
-----------------------------------------------------------------------------------------------------------------------------------
LEAVENWORTH                279      275                1       1        2        4        2        1       8        5        5
-----------------------------------------------------------------------------------------------------------------------------------
LYNCHBURG                  150      223                1       1        1        2        6        1       5        5        7
-----------------------------------------------------------------------------------------------------------------------------------
MEDINA LAKE                260      387                1       1        1                 1        1       4        34       4
-----------------------------------------------------------------------------------------------------------------------------------
MORGAN HILL                 62      317       28       1       1        1        1        1        1       7        24       4
-----------------------------------------------------------------------------------------------------------------------------------
MOUNT VERNON               185      248       3        1       1        1                 1        1       6        5        4
-----------------------------------------------------------------------------------------------------------------------------------
OAKZANITA SPRINGS          118      121       30       1       1        1                 1        1       2        13       4
-----------------------------------------------------------------------------------------------------------------------------------
ORLANDO                    269      734                1       1        2        2                 1       7        33       6
-----------------------------------------------------------------------------------------------------------------------------------
PACIFIC CITY               105      305       1        1       1        1                 2        1       5        18       12
-----------------------------------------------------------------------------------------------------------------------------------
PALM SPRINGS                28      392                1       1        1                 1        1       4        35       4
-----------------------------------------------------------------------------------------------------------------------------------
PIO PICO                   182      453       12       1       1        2                 5        3       8        24       12
-----------------------------------------------------------------------------------------------------------------------------------
SAN BENITO                 200      517       51       1       1        2                 1        1       7        28       4
-----------------------------------------------------------------------------------------------------------------------------------
SOLEDAD CANYON             230      809       9        1       1        2        2        3        1       14       53       13
-----------------------------------------------------------------------------------------------------------------------------------
SAINT CLAIR                110      110       8        1       1        1                          1       3        13       2
-----------------------------------------------------------------------------------------------------------------------------------
VERDE VALLEY               300      333       6                2        1                 1        2       3        16       8
-----------------------------------------------------------------------------------------------------------------------------------
WILMINGTON                 109      125                1       1        1        1        2        1       2        13       2
-----------------------------------------------------------------------------------------------------------------------------------
NACO
-----------------------------------------------------------------------------------------------------------------------------------
BAY LANDING                305      257                        1        1                 1        1       2                 6
-----------------------------------------------------------------------------------------------------------------------------------
BIRCH BAY                   30      215       8        1       1        1                          1       3        13       2
-----------------------------------------------------------------------------------------------------------------------------------
CAROLINA LANDING           119      193                        1        2        2        1        1       4                 4
-----------------------------------------------------------------------------------------------------------------------------------
CHEROKEE LANDING            55      341                        1        1        1        1        1       3                 3
-----------------------------------------------------------------------------------------------------------------------------------
CHESTNUT LAKE               31      179                1       1        1                          1       1        16       2
-----------------------------------------------------------------------------------------------------------------------------------
INDIAN LAKES               545      1202      50       2       1        3        2        2        1       5                 8
-----------------------------------------------------------------------------------------------------------------------------------
INDIAN POINT                11      157                        1        2                          1       2        3        1
-----------------------------------------------------------------------------------------------------------------------------------
LAKE MINDEN                 97      162      161               1                          1        1       3        15       2
-----------------------------------------------------------------------------------------------------------------------------------
LITTLE DIAMOND             200      541      100       1       4        1                 1        1       5        4        3
-----------------------------------------------------------------------------------------------------------------------------------
LONG BEACH                  17      120       20               1        1                          1       2        6        2
-----------------------------------------------------------------------------------------------------------------------------------
NATCHEZ TRACE              623      561                        1        2        1                 1       5                 1
-----------------------------------------------------------------------------------------------------------------------------------
RAINIER                    107      609      300               1        1                 1        1       10       10       8
-----------------------------------------------------------------------------------------------------------------------------------
RANCHO OSO                 310      118       50       1       1        1        1                 1       3                 4
-----------------------------------------------------------------------------------------------------------------------------------
RUSSIAN RIVER               42      125       30               1                                           4        10       2
-----------------------------------------------------------------------------------------------------------------------------------
SNOWFLOWER                 720      248       10                        1                          1       11       7        3
-----------------------------------------------------------------------------------------------------------------------------------
SOUTH JETTY                 60      162       10       1       1        1                          1       5        15       3
-----------------------------------------------------------------------------------------------------------------------------------
TURTLE BEACH                39       72      120                                                   1       2                 2
-----------------------------------------------------------------------------------------------------------------------------------
VIRGINIA LANDING           339      210                        1        1                          1       3                 2
-----------------------------------------------------------------------------------------------------------------------------------
WILDERNESS LAKES            74      523       5        1       1        2        1        1        1       8        34       6
-----------------------------------------------------------------------------------------------------------------------------------
WINDSOR                     17       95       25               1        1                          1       1        7        3
-----------------------------------------------------------------------------------------------------------------------------------
YOSEMITE LAKES             387      379      131               1                          1        1       8        24       4
-----------------------------------------------------------------------------------------------------------------------------------






 CAMPGROUND FACILITIES      CHILD-   TRADING  MINI-    SHUFFLE    SPA    VOLLEY-  BOAT     LAUNDRY  CABINS/
     AND AMENITIES           REN'S    POST     ATURE    BOARD              BALL   LAUNCH/  FACILITY  LODGING
                             PLAY              GOLF                               MARINA
                             AREA

-----------------------------------------------------------------------------------------------------------
THOUSAND TRAILS
-----------------------------------------------------------------------------------------------------------
BEND                           2       1        1        1                                  1        7
-----------------------------------------------------------------------------------------------------------
CHEHALIS                       1       1        1        1        1        1                1        4
-----------------------------------------------------------------------------------------------------------
CHESAPEAKE BAY                 3       1        1        2        1        1       1        1        18
-----------------------------------------------------------------------------------------------------------
COLORADO RIVER                 2       1        1        1        1        2       1        1
-----------------------------------------------------------------------------------------------------------
CULTUS LAKE                    2       1                 2                 1                1
-----------------------------------------------------------------------------------------------------------
FOREST LAKE                    2       1        1        2        2        1                1        18
-----------------------------------------------------------------------------------------------------------
HERSHEY                        1                1                 1        1                1
-----------------------------------------------------------------------------------------------------------
HORSESHOE LAKES               10                1        2                 1                1
-----------------------------------------------------------------------------------------------------------
IDYLLWILD                      3       1        1        2                 1                3        4
-----------------------------------------------------------------------------------------------------------
KENISEE LAKE                   2                1        1        1        1                1
-----------------------------------------------------------------------------------------------------------
LACONNER                       3       1        1        3        1        1       1        1        17
-----------------------------------------------------------------------------------------------------------
LAKE CONROE                    2       1        1        2        1        2       1        2
-----------------------------------------------------------------------------------------------------------
LAKE OF THE SPRINGS            3       1        1        1                 1       1        1        3
-----------------------------------------------------------------------------------------------------------
LAKE TAWAKONI                  2       1        1        8        2        2       1        1
-----------------------------------------------------------------------------------------------------------
LAKE TEXOMA                    2       1        1        2        2        1       1        1        18
-----------------------------------------------------------------------------------------------------------
LAKE WHITNEY                   2       1        1        2        1        2                1
-----------------------------------------------------------------------------------------------------------
LAS VEGAS                      1       1                 1        1                         3
-----------------------------------------------------------------------------------------------------------
LEAVENWORTH                    2       1        1        4                 1                2        8
-----------------------------------------------------------------------------------------------------------
LYNCHBURG                      2       1        1        2        1        2                1
-----------------------------------------------------------------------------------------------------------
MEDINA LAKE                    3       1        1        4        1        2       1        1
-----------------------------------------------------------------------------------------------------------
MORGAN HILL                    3       1        1        4                 1                1
-----------------------------------------------------------------------------------------------------------
MOUNT VERNON                   2       1        1        1        1        1                1
-----------------------------------------------------------------------------------------------------------
OAKZANITA SPRINGS              3       1        1        2        1        1                1
-----------------------------------------------------------------------------------------------------------
ORLANDO                        2       1        1        16       1        1       1        4
-----------------------------------------------------------------------------------------------------------
PACIFIC CITY                   2       1        1        1                 1                1        4
-----------------------------------------------------------------------------------------------------------
PALM SPRINGS                           1                 2        1                         3
-----------------------------------------------------------------------------------------------------------
PIO PICO                       3       1        1        8        2        2                2
-----------------------------------------------------------------------------------------------------------
SAN BENITO                     4       1        1        6        2        2                1
-----------------------------------------------------------------------------------------------------------
SOLEDAD CANYON                 7       1        1        8        1        4                1
-----------------------------------------------------------------------------------------------------------
SAINT CLAIR                    2       1        1        1                 1       1        2
-----------------------------------------------------------------------------------------------------------
VERDE VALLEY                   3       1                 2        1        1                1
-----------------------------------------------------------------------------------------------------------
WILMINGTON                     2       1                 2        1        1                1
-----------------------------------------------------------------------------------------------------------
NACO
-----------------------------------------------------------------------------------------------------------
BAY LANDING                    1       1        1        4                 1       1        1        19
-----------------------------------------------------------------------------------------------------------
BIRCH BAY                      1       1                                   1                1
-----------------------------------------------------------------------------------------------------------
CAROLINA LANDING               1       1        1                          1                1        18
-----------------------------------------------------------------------------------------------------------
CHEROKEE LANDING               1       1        1        2                 1                1        30
-----------------------------------------------------------------------------------------------------------
CHESTNUT LAKE                  1       1        1        2                 1                1
-----------------------------------------------------------------------------------------------------------
INDIAN LAKES                   3       1        1        2                 3       1        3        54
-----------------------------------------------------------------------------------------------------------
INDIAN POINT                   1       1        1                          1       1        1        16
-----------------------------------------------------------------------------------------------------------
LAKE MINDEN                    1       1                                   1                1
-----------------------------------------------------------------------------------------------------------
LITTLE DIAMOND                 3       1                          2        2       1        1        1
-----------------------------------------------------------------------------------------------------------
LONG BEACH                     2       1                          1                         1
-----------------------------------------------------------------------------------------------------------
NATCHEZ TRACE                  4       1        1                          1       1        1        58
-----------------------------------------------------------------------------------------------------------
RAINIER                        2       1                          1        1                1
-----------------------------------------------------------------------------------------------------------
RANCHO OSO                     1       1                          1        2                2
-----------------------------------------------------------------------------------------------------------
RUSSIAN RIVER                                                              1                1
-----------------------------------------------------------------------------------------------------------
SNOWFLOWER                             1                 2                 1                1        4
-----------------------------------------------------------------------------------------------------------
SOUTH JETTY                    1       1                          2        1                1
-----------------------------------------------------------------------------------------------------------
TURTLE BEACH                   1       1                                   1       1        1
-----------------------------------------------------------------------------------------------------------
VIRGINIA LANDING               2       1        1        2                 1       1        1        19
-----------------------------------------------------------------------------------------------------------
WILDERNESS LAKES               2       1        1        3        3        1                4
-----------------------------------------------------------------------------------------------------------
WINDSOR                        1                         1                                  1
-----------------------------------------------------------------------------------------------------------
YOSEMITE LAKES                 1       1        1        1                 1                2        32
-----------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

The following historical Selected Financial Data has been restated for the fiscal years indicated because for fiscal 1997 the Company changed its accounting method to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see Note 1 to the consolidated financial statements included in Item 8).


                                                                              For the year ended June 30,
                                                      ----------------------------------------------------------------------------
                                                         1998            1997             1996             1995             1994
                                                      ---------       ---------        ---------        ---------        ---------
                                                                                       (Restated)       (Restated)       (Restated)
STATEMENT OF OPERATIONS DATA:
  Total revenue                                       $  76,509       $  78,413        $  91,022        $  91,392        $ 101,697
  Campground membership dues                             37,330          39,945           39,924           41,175           43,200
  Other campground/resort revenues                       16,475          17,906           22,288           23,506           23,524
  Membership and resort interest sales                    3,894           3,477            3,013            4,074            4,750
  Interest income                                         2,635           3,726            6,756            9,935           12,202
  Interest expense                                        4,599           9,084           17,693           20,960           21,446
  Income (loss) from  operations  before taxes,
    minority interest and extraordinary item             15,716           7,169             (240)         (11,573)          (5,338)
  Extraordinary gain on debt repurchases                   --              --              1,390             --                671
  Net income (loss)                                      24,879           6,799            1,109          (11,828)          (5,417)
  Dividends paid (1)                                       --              --               --               --               --
  Dividends paid per share (1)                             --              --               --               --               --
  Income (loss) per share data-basic (2):
   Income (loss) before extraordinary item                 3.36             .94             (.08)           (3.19)           (1.64)
   Extraordinary item                                      --              --                .38             --                .18
   Net income (loss)                                       3.36             .94              .30            (3.19)           (1.46)
   Weighted average shares                                7,407           7,223            3,703            3,703            3,703
  Income (loss) per share data-diluted (2):
   Income (loss) before extraordinary item                 2.96             .88             (.08)           (3.19)           (1.64)
   Extraordinary item                                      --              --                .38             --                .18
   Net income (loss)                                       2.96             .88              .30            (3.19)           (1.46)
   Weighted average shares                                8,398           7,704            3,721            3,703            3,703

BALANCE SHEET DATA (AT END OF YEAR):
   Cash and cash equivalents                             13,631           1,343           37,403           50,596           50,596
   Receivables, net                                       4,181           7,517           13,219           18,698           32,585
   Campground properties                                 37,991          42,764           46,309           51,960           49,761
   Resort properties                                      1,092           1,530            2,902            5,736            6,612
  Total assets                                           74,262          63,302          111,631          137,517          149,546
   PIK Notes, including deferred gain                    32,973          29,393             --               --               --
   Borrowings under Credit Agreement                       --            14,097             --               --               --
   Secured Notes, net of discount                          --              --             94,350          115,490          110,854
   Other notes payable                                     --               604            1,102            4,753            5,503
  Long term debt                                         32,973          38,230           66,922           98,308          115,877
  Stockholders' equity (deficit)                          2,754         (22,168)         (31,952)         (33,054)         (21,240)

 STATISTICAL DATA (AT END OF YEAR):
  Number of operating campgrounds                            53              55               58               60               62
  Number of campsites                                    17,700          18,400           19,300           19,400           20,000
  Number of members                                     111,000         120,000          128,000          136,000          149,000
  Average annual dues per member                      $     351       $     344        $     335        $     329        $     315
  Average cost per camper night                       $   18.23       $   18.13        $   18.03        $   19.69        $   18.36



                                   (continued)

FOOTNOTES

(1) During the periods presented, the Company has been prohibited from paying any cash dividends by the indentures governing its Secured Notes and PIK Notes, and by the Credit Agreement with Foothill.

(2) As part of a restructuring of the Company, on July 17, 1996, the Company issued 3,680,550 additional shares of Common Stock, which represent 49% of the shares of Common Stock currently outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

CHANGE IN ACCOUNTING METHOD

During the first quarter of fiscal 1998, the Staff of the Securities and Exchange Commission (the "SEC") informed the Company that the SEC will now require the Company, commencing with fiscal 1997, to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. This new accounting method differs from the revenue recognition method historically used by the Company for over 20 years. Accordingly, to show comparable results for the periods presented, the consolidated statement of operations for the year ended June 30, 1996, has been restated from that originally reported to reflect this change in accounting method (see Note 1 to the consolidated financial statements included in Item 8). The deferral of historical sales revenues and expenses resulting from this change in accounting method has no impact on the Company's liquidity or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts or the possible acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company also believes that it may be possible to acquire members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

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

In the Restructuring, the Company purchased $10,070,000 in aggregate principal amount of Secured Notes pursuant to a tender offer for $780 per $1,000 principal amount, and exchanged $81,790,000 in aggregate principal amount of Secured Notes pursuant to a private exchange offer for, in each case per $1,000 in principal amount: $400 in cash, $492 in principal amount of PIK Notes, and 45 shares of Common Stock. The remaining $9,598,000 in aggregate principal amount of Secured Notes were redeemed at 100% of principal amount, plus accrued interest. In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill (see "Borrowings").

CASH. On June 30, 1998, the Company had approximately $13.6 million of cash and cash equivalents, an increase of $12.3 million during fiscal 1998. The Company's primary sources of cash included $19.4 million provided by operations, $8.6 from the sale of assets, and $1.1 million from the settlement of insurance claims. Significant offsetting reductions to cash included $14.7 million of principal repayments on the Company's outstanding debt and $2.1 million of capital expenditures.

The Company's principal sources of operating cash for the year included $62.4 million of cash collected from operations, including dues collections, other campground revenues, RPI membership fees, other operating revenues, and $1.3 million of insurance deposit refunds related to prior years. The Company also received $5.8 million in principal collections on contracts receivable, $2.4 million in interest on contracts receivable and invested cash, and $3.7 million from the sale of memberships and lots. The principal uses of operating cash for fiscal 1998 were $37.9 million in operating expenses, $10.1 million in general and administrative expenses (including corporate member services costs), and $4.7 million in sales and marketing expenses. During fiscal 1998, the Company also spent $2.1 million on capital improvements at the campgrounds, and made principal payments on mortgages and other notes totaling $604,000.

The Company repaid all outstanding borrowings under the Credit Agreement in January 1998, and it had no outstanding borrowings under the Credit Agreement as of June 30, 1998, and as of the date of this report. However, the Company has entered into an amendment to the Credit Agreement that will provide the Company the flexibility to borrow up to $35.0 million (see "Borrowings - Credit Agreement with Foothill").

Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements during the remaining term of the Credit Agreement.

CONTRACTS RECEIVABLE. As of June 30, 1998, the Company on a consolidated basis owned $6.8 million of contracts receivable related to the sale of campground memberships and resort interests (see "Contracts Receivable" in Item 1). Because of low interest rates available in the marketplace during fiscal 1998, 1997, and 1996, some members chose to prepay their accounts, and the Company received principal payments of $1.1 million, $1.6 million, and $2.5 million, respectively, in excess of scheduled payments. The Company may continue to experience such prepayments in the future, although at a decreasing rate as the contracts receivable portfolio continues to decline.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts was 31% of gross contracts receivable at June 30, 1998, compared with 31% of gross contracts receivable at June 30, 1997, and 30% at June 30, 1996. The cancellation rate as a percentage of average contracts receivable was 8% for fiscal 1998, compared with 7% for fiscal 1997 and 8% for fiscal 1996. In fiscal 1998, 1997, and 1996, the Company reduced the allowance for doubtful accounts on the contracts receivable by $1.0 million, $1.2 million, and $5.1 million, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. Prior to fiscal 1996, the Company's historic cancellation rates ranged as high as 16.7%. By fiscal 1996, the Company's cancellation rates appeared to stabilize at approximately 8%. The Company reduced the allowance for doubtful accounts to 30% of the portfolio for such fiscal year after applying the then-current cancellation rate to the maturities of the then-outstanding portfolio and taking into account the higher historical cancellation rates and the uncertainties associated with its strategy of reducing the size of the campground system.

In 1997 and 1998, the cancellation rates were essentially unchanged. However, the contracts receivable portfolio also declined faster than projected primarily because collections each year exceeded estimates. As a result, using the same methodology and considering the same factors deemed relevant to the analysis as in 1996, the Company reduced the allowance to approximately 31% of the portfolio in each year.

The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Other Allowances

In connection with the purchase of NACO and Trails, the Company recorded an allowance for interest discount to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. The allowance for interest discount is being amortized using the effective interest method over the respective terms of the contracts. Additionally, in connection with the purchase of NACO and Trails and the Company's bankruptcy reorganization in 1991, the Company recorded an allowance for future collection costs, which is being amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio. The Company also purchased contracts receivable from certain third parties and recorded a valuation allowance to record the contracts receivable at the purchase price. This valuation allowance is being amortized as an increase to interest income over the respective terms of the contracts.

Change in Receivables

The net balance of contracts receivable decreased by $3.3 million during fiscal 1998, due primarily to $5.8 million in cash collections on contracts receivable, offset by new financed sales, a $1.0 million reduction in the allowance for doubtful accounts, and scheduled amortization of the allowances for interest discount, collection costs, and valuation discount.

CAMPGROUND AND RESORT PROPERTIES. The Company's campground properties consist of land, buildings, and other equipment used in administration and operations as well as land held for sale. Campground properties decreased by $4.8 million in fiscal 1998, primarily as a result of the sale of several campgrounds and certain other real estate, and depreciation on property and equipment. The decrease was partially offset by $2.1 million of capital expenditures.

The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 1998, the Company spent $5.2 million on major maintenance, repairs, and improvements at the campgrounds. The Company anticipates that it will spend an additional $4.7 million on such items in fiscal 1999, which will be funded by existing cash or cash provided by operations. The Company may be required to spend greater amounts on such items in future years as the facilities age.

During the periods presented, the Company's resort properties consisted of lot inventory, buildings and equipment used in operations, and land held for sale. Resort properties decreased by $438,000 in fiscal 1998, due primarily to the bulk sale of lots at one of the resorts, the sale of excess acreage and buildings at certain resorts, and the sale of lots in the normal course of business. Over the past several years, the Company has been selling the assets it owns at the resorts.

At June 30, 1998, the Company had obligations to spend $2.8 million in connection with reports that it filed with the Department of Housing and Urban Development ("HUD"). Although certain of these HUD obligations remain substantially incomplete, the Company plans to spend approximately $1.0 million in fiscal 1999 in fulfilling these obligations, which will be funded by existing cash or cash provided by operations. A person who purchased a lot when a particular HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with the Company and could seek damages from the Company or rescission of the lot purchase. Approximately 1,400 persons purchased lots from the Company when the HUD reports in effect described improvements that the Company has not yet constructed. An insignificant number of persons have asserted claims against the Company for the failure to make these improvements.

OTHER ASSETS. Other current assets decreased by $2.2 million during fiscal 1998. The decrease was due partially to the repayment of a note receivable arising from the sale of the resort timeshare operations (see Note 4 to the consolidated financial statements included in Item 8). In addition, in fiscal 1999, the Company will begin paying insurance premiums monthly rather than annually, which resulted in a $1.6 million decrease in prepaid insurance between years.

Other assets decreased by $591,000 in fiscal 1998 due primarily to the partial termination of the Company's Indemnification Trusts (see Note 15 to the consolidated financial statements included in Item 8).

BORROWINGS. On June 30, 1998, the Company had outstanding $33.0 million of long term debt, which consisted of $32.8 million principal amount of PIK Notes plus a deferred gain of $150,000. The PIK Notes were issued in the Restructuring (see "Debt Restructuring" above). The Restructuring was accounted for as a Troubled Debt Restructuring, whereby the restructured debt was recorded at the carrying value of the old debt, and no gain or loss was recorded on the transaction.

During fiscal 1998, the Company repaid all of the outstanding borrowings under the Credit Agreement totaling $14.1 million and all of the outstanding mortgage notes totaling $604,000.

Credit Agreement with Foothill

In connection with the Restructuring, the Company entered into the Credit Agreement with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million, provided that the aggregate borrowings under the Credit Agreement at any one time could not exceed $35.0 million. The Credit Agreement originally had a three year term expiring on July 16, 1999. During fiscal 1997, the Company repaid substantially all of its initial borrowings under the Credit Agreement, which totaled $32.0 million.

On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement which significantly modified its original terms. The amendment reduced the maximum availability under the revolving portion of the Credit Agreement to $20.0 million, decreased the interest rate payable thereunder from prime plus 2 3/4% per annum to prime plus 1 1/2% per annum, and reduced or eliminated certain fees. The amendment also permitted the Company to borrow up to $12.8 million to repurchase PIK Notes and to pay the accrued interest on the PIK Notes repurchased. The Company incurred debt issue costs of $3.1 million to obtain the original Credit Agreement, which were capitalized and were being amortized as additional interest expense over the life of the Credit Agreement. However, because of the substantial modifications made to the original Credit Agreement, the amendment of the Credit Agreement was accounted for as an extinguishment of debt and the remaining $1.3 million unamortized balance of the original debt issue costs was charged to expense.

The Company repaid all outstanding borrowings under the Credit Agreement in January 1998, and it had no outstanding borrowings under the Credit Agreement as of June 30, 1998, and as of the date of this report. However, the Company has entered into an amendment to the Credit Agreement that, when it becomes effective, will provide the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use for the possible purchase of securities. Under the amended Credit Agreement, the first $15.0 million of borrowings will bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million will bear interest at prime plus .50% per annum, and borrowings over $25.0 million will bear interest at prime plus 1.5% per annum. All borrowings under the amended Credit Agreement will mature on July 17, 2002. However, if the Company has not repaid in full or otherwise retired all of the PIK Notes by July 15, 2000, all borrowings under the amended Credit Agreement in excess of $10.0 million will mature on July 15, 2000, and up to $10.0 million of borrowings under the amended Credit Agreement will be refinanced on such date and thereafter be available to the Company for working capital purposes only. This $10.0 million working capital facility will then become the Working Capital Replacement Facility defined in the Indenture for the PIK Notes and will be secured by substantially all of the assets of the Company as discussed below. The amendment of the Credit Agreement will become effective upon the satisfaction of customary conditions.

The Company's ability to borrow under the amended Credit Agreement for working capital and other purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the amended Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The amended Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

The Company has granted liens on substantially all of its assets to secure its obligations under the amended Credit Agreement. In addition, the Company's subsidiaries other than an immaterial utility subsidiary have guaranteed the Company's obligations under the amended Credit Agreement and, subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

The amended Credit Agreement limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield. Investments of cash had a weighted average yield of 6% at June 30, 1998.

PIK Notes

In the Restructuring, the Company issued $40.2 million principal amount of PIK Notes that do not require the cash payment of interest until fiscal 2001 and mature on July 15, 2003 without earlier scheduled principal payments.

On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes as interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. The Company made these repurchases at an average price of $897 per $1,000 of principal amount in a Dutch auction available to all holders of PIK Notes. A gain of $1.2 million was recognized on this transaction. On July 15, 1997, January 15, 1998, and July 15, 1998, the Company issued an additional $1.7 million, $1.9 million, and $2.0 million, respectively, of principal amount of PIK Notes as interest.

The Indenture for the PIK Notes provides holders of PIK Notes with the right to have their notes repurchased at 101% of principal amount, plus interest, in the event of a Change of Control (as defined). The Indenture also requires the Company to apply certain asset sale proceeds to the retirement of the PIK Notes in certain circumstances, subject to the rights of Foothill to repayment in connection with asset sales. The Indenture does not contain financial covenants, but it does prohibit the Company from borrowing from other sources in significant amounts except for the Credit Agreement with Foothill, a $10.0 million Working Capital Replacement Facility, and equipment purchases.

Interest on the PIK Notes is payable in the form of additional PIK Notes until after July 15, 2000, unless all borrowings under the amended Credit Agreement are paid in full on or before such date. If all borrowings under the amended Credit Agreement are paid in full on or before July 15, 2000, the Company has the option to issue additional PIK Notes in lieu of cash interest through July 15, 2000. After July 15, 2000, interest on the PIK Notes must be paid in cash. While the Company pays interest in the form of additional PIK Notes, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually. The payment-in-kind feature of the PIK Notes will decrease the Company's cash interest costs during this period. However, the payment-in-kind feature of the PIK Notes will also decrease the rate at which the Company is able to retire its total debt outstanding.

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

DEFERRED REVENUES AND EXPENSES. Deferred revenues of $23.4 million and $23.6 million at June 30, 1998 and 1997, respectively, include $14.8 million and $15.6 million, respectively, of membership dues collections which relate to future periods, $6.9 million and $6.3 million, respectively, of campground membership sales revenues to be recognized in future periods, and other deferred revenues related primarily to RPI's operations. Deferred membership selling expenses of $1.6 million and $1.4 million at June 30, 1998 and 1997, respectively, represent incremental direct selling costs to be recognized in future periods.

GENERAL LIABILITY INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance program covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. In fiscal 1998, the Company reduced this liability by $858,000 because the estimated losses were less than the recorded liability. This adjustment amount is included in nonrecurring income. At June 30, 1998 and 1997, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.2 million and $2.0 million, respectively.

PROPERTY INSURANCE. In fiscal 1998, the Company received proceeds of $1.1 million from insurance settlements for flood and fire damage at certain campgrounds, and recognized a gain of $588,000.

EMPLOYEE HEALTH INSURANCE. The Company provides medical and dental benefits for its employees under employee benefit plans (collectively, the "Plans") that are funded primarily through employer and employee contributions. The Company has purchased stop loss insurance that protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated uninsured claims of $828,000 and $1.4 million at June 30, 1998 and 1997, respectively. This liability is based on actuarial estimates of amounts needed to fund expected uninsured claims, as well as premium payments and administrative costs of the Plans.

WORKERS' COMPENSATION INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering workers' compensation claims with no self-insured deductible. Prior to this date, the Company's insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. However, during fiscal 1997, the Company determined that it was entitled to refunds of $865,000 in future periods for certain deposits made in previous years. At June 30, 1997, the Company recorded the refundable amount as an asset, resulting in nonrecurring income of $865,000. In fiscal 1998, the Company received refunds totaling $1.3 million for certain other deposits expensed in previous years, which were recorded as nonrecurring income.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (the "FASB") recently issued several accounting pronouncements that are effective for the Company in either fiscal 1998 or fiscal 1999. The Company adopted SFAS No. 128, "Earnings Per Share" in the second quarter of fiscal 1998, which modified the Company's net income per share calculation and required restatement of prior period calculations. SFAS No. 130, "Reporting Comprehensive Income", is effective for the Company in the first quarter of fiscal 1999, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", are effective for the Company at the end of fiscal 1999. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial statements.

MARKET RISK. In 1997, the Securities and Exchange Commission issued new rules (Item 305 of Regulation S-K), which require disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company does not have significant exposure to changing interest rates on invested cash, which was $12.0 million at June 30, 1998. The Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at June 30, 1998, is low, as the investments mature within three months.

The Company had $6.8 million of contracts receivable at June 30, 1998, which have a weighted average stated interest rate of 13% and an average remaining term of 19 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rates on the contracts receivable are fixed.

The Company had $32.8 million of PIK Notes at June 30, 1998, which bear interest at 12% per annum and mature in 2003. The Company does not have significant exposure to changing interest rates related to the PIK Notes because the interest rate on the PIK Notes is fixed.

The Company also has the amended Credit Agreement with Foothill that provides the Company the flexibility to borrow up to $35.0 million at interest rates that fluctuate with changes in the prime rate (see "Borrowings Credit Agreement with Foothill"). Although the Company has exposure to changing interest rates related to the Credit Agreement, the Company had no outstanding borrowings under the Credit Agreement as of June 30, 1998, and as of the date of this report.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into US Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company's operations.

INTEREST RATE SENSITIVITY. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow as the interest rates on the Company's long term debt are fixed and its cash investments are short term. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, PIK Notes, or its short term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 1998, 1997, and 1996, as restated (see "Change in Accounting Method"). The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 8.

NET INCOME. For the year ended June 30, 1998, the Company reported net income of $24.9 million or $3.36 per share on revenues of $76.5 million. This compares with net income of $6.8 million or $.94 per share on revenues of $78.4 million for the year ended June 30, 1997, and net income of $1.1 million or $.30 per share on revenues of $91.0 million for the year ended June 30, 1996.

Excluding extraordinary gains, nonrecurring income and expenses, and restructuring costs, the Company would have had net income of $11.1 million for fiscal 1998, compared with net income of $5.3 million for fiscal 1997, and a net loss of $2.8 million for fiscal 1996. Excluding these items, the Company's results improved in the current fiscal year, despite declining revenues, due primarily to decreases in expenses, principally campground operating costs, general and administrative expenses, and interest.

The results for fiscal 1998 include $3.8 million of nonrecurring income from a $1.0 million reduction in the allowance for doubtful accounts, an $858,000 reduction in certain insurance reserves, a $1.3 million refund of insurance deposits expensed in prior years, and a $588,000 gain on insurance settlements for flood and fire damage at certain campgrounds. In addition, the results for fiscal 1998 include a $10.0 million deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets. This adjustment will have no effect on current or future income tax payments, but will result in higher tax provisions in the future in the periods the related deferred tax assets are realized, which will decrease net income.

The results for fiscal 1997 include $2.7 million of nonrecurring income from a $1.2 million reduction in the allowance for doubtful accounts and a $1.5 million reduction in certain insurance reserves. The fiscal 1997 results also include $1.1 million of restructuring costs related to the Restructuring and $132,000 of nonrecurring expenses representing the net loss resulting from the amendment of the Credit Agreement and the repurchase of PIK Notes.

The results for fiscal 1996 include a $1.4 million extraordinary gain from the repurchase of Secured Notes and $5.9 million of nonrecurring income consisting of $5.1 million from a reduction in the allowance for doubtful accounts and $799,000 from the reversal of a contingent liability. The fiscal 1996 results also include $1.1 million of restructuring costs related to the Company's efforts to restructure the Secured Notes, and $2.3 million of other nonrecurring expenses consisting of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer.

The table on the next page shows separately the results of the campground operations, RPI's operations, and the resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 1998, 1997, and 1996, as restated (see "Change in Accounting Method").

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)


                                                                         Year ended June 30,
                                                              ----------------------------------------
                                                                1998            1997            1996
                                                              --------        --------        --------
                                                                                             (Restated)
CAMPGROUND OPERATIONS
   Membership dues                                            $ 37,330        $ 39,945        $ 39,924
   Campground revenues                                          15,955          15,302          15,313
   Cost of campground revenues                                  (7,718)         (7,608)         (7,726)
   Operating expenses                                          (30,794)        (32,454)        (35,211)
                                                              --------        --------        --------

Contribution from campground operations                         14,773          15,185          12,300
                                                              --------        --------        --------

SALES
   Sales revenues                                                3,227           2,892           1,656
   Selling expenses                                             (2,646)         (2,654)         (3,094)
   Marketing expenses                                           (1,700)         (1,383)         (1,294)
                                                              --------        --------        --------

Loss on sales                                                   (1,119)         (1,145)         (2,732)
                                                              --------        --------        --------

RESORT PARKS INTERNATIONAL
   Revenues                                                      4,035           4,086           4,579
   Expenses                                                     (2,132)         (1,978)         (2,237)
                                                              --------        --------        --------
Contribution from RPI                                            1,903           2,108           2,342
                                                              --------        --------        --------
                                                                15,557          16,148          11,910
                                                              --------        --------        --------

RESORT OPERATIONS
   Revenues                                                      1,186           3,189           8,332
   Expenses                                                     (1,091)         (3,218)         (8,297)
                                                              --------        --------        --------
Contribution (loss) from resort operations                          95             (29)             35
                                                              --------        --------        --------
                                                                15,652          16,119          11,945
                                                              --------        --------        --------

   Other income                                                  3,083           3,673           4,479
   Corporate member services                                    (1,472)         (1,532)         (1,843)
   General and administrative expenses                          (8,640)        (10,100)        (10,473)
                                                              --------        --------        --------
OPERATING INCOME BEFORE INTEREST INCOME AND
   EXPENSE, GAIN ON ASSET SALES, NONRECURRING
   INCOME AND EXPENSES, RESTRUCTURING COSTS, TAXES
   AND EXTRAORDINARY ITEM                                        8,623           8,160           4,108
                                                              --------        --------        --------

   Interest income                                               2,635           3,726           6,756
   Interest expense                                             (4,599)         (9,084)        (17,693)
   Gain on asset sales                                           5,287           2,892           4,038
   Nonrecurring income                                           3,770           2,708           5,945
   Nonrecurring expenses                                          (132)         (2,270)
   Restructuring costs                                                          (1,101)         (1,124)
                                                              --------        --------        --------
OPERATING INCOME (LOSS) BEFORE TAXES AND
   EXTRAORDINARY ITEM                                         $ 15,716        $  7,169        ($   240)
                                                              ========        ========        ========

OPERATING INCOME. During the year ended June 30, 1998, the Company achieved a positive contribution from operations of $8.6 million, an improvement over the $8.2 million and $4.1 million achieved in the years ended June 30, 1997 and 1996, respectively. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, restructuring costs, nonrecurring income and expenses, taxes, and extraordinary item. See the table on page 33 for the elements of the contribution from operations and the Company's operating income (loss) before taxes and extraordinary item for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $37.3 million for the year ended June 30, 1998, compared with $39.9 million for the years ended June 30, 1997 and 1996. Dues revenue declined in fiscal 1998 due primarily to the net loss of 9,000 campground members during the year which included the loss of 1,800 members in connection with the sale of two campgrounds. This decline was partially offset by the effect of the annual dues increase. In fiscal 1997, the effect of the annual dues increase substantially offset the decline in dues revenue caused by the net loss of members during the year.

Campground revenues were $16.0 million for the year ended June 30, 1998, compared with $15.3 million for the years ended June 30, 1997 and 1996. The related expenses were $7.7 million, $7.6 million, and $7.7 million for fiscal 1998, 1997, and 1996, respectively. The increase in campground revenues in fiscal 1998 was due primarily to modest increases in rental and other service fees at certain campgrounds and proceeds received from harvesting timber at selected campgrounds.

Campground operating expenses were $30.8 million for the year ended June 30, 1998, compared with $32.5 million for the year ended June 30, 1997, and $35.2 million for the year ended June 30, 1996. The continuing reduction in expenses between years was due primarily to the closure and disposition of campgrounds and to operational changes made at the campgrounds in these periods. In fiscal 1996, the Company closed and disposed of several campgrounds, reduced campground management and personnel, and changed to seasonal operations at campgrounds with low usage during off-season periods. In fiscal 1997, the Company closed and disposed of several additional campgrounds and lengthened the off-season for the campgrounds with seasonal closures. In fiscal 1998, the Company sold several additional campgrounds and closed one campground.

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

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see "Change in Accounting Method"). For the years ended June 30, 1998, 1997, and 1996, the Company recognized campground membership sales revenues of $3.2 million, $2.9 million, and $1.7 million, respectively. These amounts include revenues of $2.5 million, $1.7 million, and $1.1 million, respectively, that were deferred in prior periods. Moreover, for fiscal 1998, 1997, and 1996, the Company deferred revenues of $3.1 million, $2.1 million, and $2.1 million, respectively, which will be recognized in future periods.

The increase in sales revenues resulted primarily from the Company's increased sales and marketing efforts during the past three fiscal years. The Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base. Although the Company's membership sales revenues have increased, the level of sales in fiscal 1998 did not meet the Company's expectations. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, in fiscal 1997, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc. ("Fleetwood"), the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. Purchasers of new Fleetwood RVs accounted for approximately 10% of sales in fiscal 1998. In the fourth quarter of fiscal 1998, the Company entered into a similar marketing arrangement with a major RV financing company and it plans to seek other similar alliances. The Company has also recently entered into reciprocal sales agreements with two other companies in an effort to increase sales.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 1998, 1997, and 1996, the Company recognized selling expenses of $2.6 million, $2.7 million, and $3.1 million, respectively. These amounts include expenses of $560,000, $358,000, and $235,000, respectively, that were deferred in prior periods. Moreover, for fiscal 1998, 1997, and 1996, the Company deferred expenses of $794,000, $505,000, and $481,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $1.1 million, $1.1 million, and $2.7 million for the years ended June 30, 1998, 1997, and 1996, respectively. These expenses exceeded sales revenue because of the increased marketing activity, and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses in each of the periods presented.

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

The Company's selling and marketing efforts during the past three fiscal years have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to significantly increase its campground membership sales over current levels, the membership base will continue to decline, which will further decrease the Company's revenues. Further decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages 130 public campgrounds for the US Forest Service. For the year ended June 30, 1998, these operations produced revenues of $1.3 million with related expenses (excluding certain shared administrative costs) of $1.5 million. This compares with revenues for fiscal 1997 of $1.1 million and related expenses (excluding certain shared administrative costs) of $1.0 million, and revenues for fiscal 1996 of $853,000 and related expenses (excluding certain shared administrative costs) of $831,000. The increase in revenues and expenses between years was due primarily to new contracts entered into in these periods. The loss in fiscal 1998 was due to start-up costs incurred in connection with new management contracts entered into in the Spring of 1998, which significantly increased the number of campgrounds managed.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the year ended June 30, 1998, RPI's operations produced a net contribution of $1.9 million, compared with $2.1 million for the year ended June 30, 1997, and $2.3 million for the year ended June 30, 1996. The decline in results in fiscal 1998 was due primarily to the decrease in revenues between periods and costs incurred in fiscal 1998 to provide directories to new members recently gained through a new program. RPI's revenues have declined over the three year period as a result of declining sales in the membership camping industry generally. During this period, however, RPI has been able to maintain its positive contribution by reducing its expenses. To maintain its contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

RESORT OPERATIONS. During the last five years, the Company sold a substantial portion of the assets it owned at eight resorts. In fiscal 1998, the sale of resort assets produced cash proceeds totaling $1.2 million. This compares with cash proceeds of $1.7 million plus notes receivable of $1.1 million in fiscal 1997, and cash proceeds of $5.0 million in fiscal 1996. The differences between years were due to the timing of asset sales. As the resort assets were sold, the revenues and expenses from the resort operations decreased accordingly. The Company's present operations at the resorts are limited primarily to the sale of residential lots.

During the year ended June 30, 1998, the resort operations produced a positive contribution of $95,000, compared with a negative contribution of $29,000 for the year ended June 30, 1997, and a positive contribution of $35,000 for the year ended June 30, 1996. The Company expects a minimal contribution from the resort operations in the future as it continues its efforts to sell the remaining assets it owns at the resorts. These assets consist of approximately 100 residential lots and other miscellaneous real estate. There is no assurance that the Company will be able to locate a buyer for any of the remaining resort assets or that sales on acceptable terms can be effected.

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

Other income was $3.1 million for the year ended June 30, 1998, compared with $3.7 million for the year ended June 30, 1997, and $4.5 million for the year ended June 30, 1996. Other income was higher in fiscal 1996, compared with the other years, because in fiscal 1996 the Company increased its use of outside collection agencies to collect on written-off contracts, which resulted in a one-time increase in such collections. The decrease between years is directly related to lower fees and other income received from the declining contracts receivables portfolio and shrinking membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.6 million for the year ended June 30, 1998, compared with $10.1 million for the year ended June 30, 1997, and $10.5 million for the year ended June 30, 1996. General and administrative costs continued to decline as a result of the Company's continued efforts to reduce administrative costs. The lower costs in fiscal 1998 were due primarily to personnel reductions in various administrative departments, lower legal fees, and reduced depreciation, as certain of the Company's corporate assets have been fully depreciated. In fiscal 1997, the Company's lower costs were partially offset by legal fees incurred in connection with the Company's reincorporation merger and the registration of the PIK Notes.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.2 million, $2.4 million, and $3.0 million for the years ended June 30, 1998, 1997, and 1996, respectively. These collection costs were reduced by $229,000, $314,000, and $513,000, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable (see "Liquidity and Capital Resources -- Contracts Receivable"). The Company anticipates that these costs will continue to decrease as the contracts receivable portfolio declines further.

CORPORATE MEMBER SERVICES. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company's member magazine. These costs were $1.5 million for the years ended June 30, 1998 and 1997, compared with $1.8 million for the year ended June 30, 1996. The decrease in costs between fiscal 1996 and fiscal 1997 reflects efficiencies implemented in producing the Company's member magazine.

INTEREST INCOME AND EXPENSE. Interest income decreased by $1.1 million and $3.0 million for the years ended June 30, 1998 and 1997, respectively, from the previous year. The decrease in fiscal 1998 was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, partially offset by an increase in interest earned on higher cash balances. The decrease in fiscal 1997 was due to a decrease in interest earned on the contracts receivable, and a decrease in interest earned on lower cash balances. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $293,000 was amortized during fiscal 1998, $379,000 was amortized in fiscal 1997, and $607,000 was amortized in fiscal 1996 (see "Liquidity and Capital Resources -- Contracts Receivable").

Interest expense decreased by $4.5 million for the year ended June 30, 1998, from the previous year, due primarily to the repayment of $14.7 million of outstanding debt during the year, which included the repayment of all outstanding borrowings under the Credit Agreement with Foothill and all outstanding mortgage notes. As of the date of this report, the Company's only outstanding debt was $34.8 million principal amount of PIK Notes. While the Company pays interest on the PIK Notes in the form of the issuance of additional PIK Notes, a significant portion of the Company's interest expense will represent non-cash interest. However, the principal amount of PIK Notes outstanding will increase at the rate of 12% per year, compounded semi-annually, which will increase interest expense in the future.

Interest expense decreased by $8.6 million for the year ended June 30, 1997, from the previous year, due primarily to a net $50.9 million reduction in the Company's outstanding debt resulting from the Restructuring, subsequent repayments under the Credit Agreement, and scheduled repayments of mortgage notes. In addition, the Company repurchased $7.4 million principal amount of Secured Notes in January 1996, and reduced mortgage notes by $2.5 million in the Fall of 1995 in connection with the abandonment of two operating campgrounds, which also contributed to the reduction in outstanding debt and the decrease in interest expense.

Interest expense for the year ended June 30, 1998, includes amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $30,000. Interest expense for the year ended June 30, 1997 includes (i) amortization of debt issue costs incurred in connection with obtaining the Credit Agreement in July 1996, which increased interest expense by $1.8 million, and (ii) amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $39,000. The remaining unamortized balance of the debt issue costs and a portion of the deferred gain were eliminated in connection with the amendment of the Credit Agreement and repurchase of PIK Notes at the end of fiscal 1997. Interest expense for fiscal 1996 includes amortization of the discount on the Secured Notes, which increased interest expense by $4.2 million. The discount on the Secured Notes was recorded to reduce the carrying value of the Secured Notes to their estimated fair value on the date of issuance. On July 17, 1996, the unamortized balance of this discount was eliminated in connection with the retirement of the Secured Notes in the Restructuring.

GAINS ON ASSET SALES. During the years ended June 30, 1998, 1997, and 1996, the Company sold certain of its real estate assets and recognized related gains of $5.3 million, $2.9 million, and $4.0 million, respectively. The differences between years were due to the timing of asset sales. During this three-year period, the Company sold the timeshare operations at the resorts, the country club and golf operations at one resort, and various other properties at the resorts. In addition, the Company sold or otherwise disposed of several campgrounds and sold unused buildings and trailers and excess acreage associated with certain campgrounds. Over the next several years, the Company intends to dispose of the remaining assets it owns at the resorts, any campgrounds that are closed as the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

NONRECURRING INCOME. Nonrecurring income was $3.8 million, $2.7 million, and $5.9 million for the years ended June 30, 1998, 1997, and 1996, respectively. Nonrecurring income for fiscal 1998 consists of $1.0 million from a reduction in the allowance for doubtful accounts related to the contracts receivable, $858,000 from a reduction in certain insurance reserves, $1.3 million from the refund of insurance deposits made in prior years, and a $588,000 gain on insurance settlements for flood and fire damage at certain campgrounds. Nonrecurring income for fiscal 1997 consists of $1.2 million from a reduction in the allowance for doubtful accounts related to the contracts receivable and $1.5 million from a reduction in certain insurance reserves. Nonrecurring income for fiscal 1996 consists of $5.1 million from a reduction in the allowance for doubtful accounts related to the contracts receivable and $799,000 from the reversal of a contingent liability.

Prior to 1996, the Company's workers' compensation insurance premium was subject to an experience audit and retroactive adjustment. Historically, this audit required payment of an additional retroactive premium. Therefore, a liability would be recorded based on the historical amounts the Company was required to pay. At year end 1996, however, the Company changed its workers' compensation insurance program such that its premiums would not be adjusted retroactively. The then-existing recorded contingent liability of $799,000 was accordingly reversed. Prior to fiscal 1997, due to the Company's financial condition, its insurance carrier required deposits in an amount to cover, in part, the additional retroactive premium historically experienced. The Company had expensed these deposits principally because the historical experience audit results required it to pay an additional premium in excess of the deposits. In addition, the Company's insurance carrier experienced financial difficulties, which called into question the Company's ability to recover prior years' deposits even if owed. During fiscal 1997, the Company's insurance carrier determined that it had excess amounts on deposit for premiums as much as five years earlier and returned $865,000 to the Company. The Company recorded this as non-recurring income in fiscal 1997. In fiscal 1998, the Company received refunds of $1.3 million for workers' compensation insurance deposits. These were also recorded as non-recurring income.

The Company reduced its insurance reserves for its self-insured employee health insurance program by $611,000 in fiscal 1997. These reserves had been based on an actuarial analysis for employee pools of similar size. As the claims history developed, the Company experienced a lower claims history than expected. In fiscal 1997, the Company's reserve exceeded its claims history by $1 million. The Company determined the actuarial-based reserve to be excessive. Accordingly, the Company reduced its reserve by $611,000 to eliminate the excess of the amounts accrued for the two previous fiscal years over the amount of actual claims.

In fiscal 1998, the Company received an insurance settlement for flood and fire damage at certain campgrounds, which amount was $588,000 in excess of the Company's basis in the damaged assets and the cost of repair. This was recorded as nonrecurring income.

In fiscal 1998, the Company retained an actuarial firm to analyze its general liability insurance reserves. On the basis of such analysis, the Company determined that its recorded liabilities for anticipated losses under its uninsured deductible were excessive by $858,000 and reduced the reserves.

NONRECURRING EXPENSES. Nonrecurring expenses were $132,000 and $2.3 million for the years ended June 30, 1997 and 1996, respectively. Nonrecurring expenses for fiscal 1997 consist of a $1.3 million loss resulting from expensing unamortized debt issue costs upon significantly modifying the Credit Agreement in May 1997, reduced by a $1.2 million gain resulting from repurchasing PIK Notes at a discount (see "Liquidity and Capital Resources-Borrowings"). Nonrecurring expenses for fiscal 1996 consist of a $1.0 million charge to record a provision for certain uncollectible membership dues receivable and a $1.3 million charge to accrue a one-time bonus for the Company's Chief Executive Officer that was due under his employment agreement (see Note 8 to the accompanying consolidated financial statements included in Item 8).

RESTRUCTURING COSTS. In fiscal 1997, the Company incurred $1.1 million of costs in connection with the consummation of the Restructuring. The Company also incurred $3.1 million of costs in connection with obtaining the Credit Agreement with Foothill, which were capitalized as debt issue costs. In May 1997, the unamortized balance of these debt issue costs of $1.3 million was charged to expense upon amendment of the Credit Agreement (see "Liquidity and Capital Resources-Borrowings").

During the year ended June 30, 1996, the Company incurred $1.1 million of restructuring costs related to its efforts to restructure the Secured Notes.

INCOME TAXES. The Company's current provision for income taxes was $837,000, $370,000, and $41,000 for the years ended June 30, 1998, 1997, and 1996, respectively. The provisions for fiscal 1998 and 1997 include amounts for federal alternative minimum taxes, as well as amounts for state income taxes payable in the various states where the Company conducts its operations. The provision for fiscal 1996 relates primarily to state income taxes. With the exception of the alternative minimum tax amounts, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which are estimated to total $26.9 million at June 30, 1998, and expire in years 2009 through 2011. Prior to net operating loss deductions, the Company had taxable income (losses) of $22.8 million, $4.6 million, and ($5.6 million) in fiscal years 1998, 1997, and 1996, respectively.

The tax provision for the year ended June 30, 1998, also includes a $10.0 million deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets (see Note 7 to the consolidated financial statements included in Item 8). The adjustment will have no effect on current or future income tax payments, but will result in higher future tax provisions in the periods the related deferred tax assets are realized. The Company reduced the valuation allowance because it expects to generate sufficient taxable income over the next five years to realize the net deferred tax asset. No increases in current levels of income are required to do so. Although the Company has experienced a declining membership base, it does not expect the net effect of such decline to prevent the realization of the net deferred tax asset over such period.

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

IMPACT OF YEAR 2000. Based on recent assessments, the Company has determined that it must modify certain software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that by modifying existing software, the Company's computer systems will not experience material operational problems as a result of the year 2000 issue. However, if such modifications are not made, or are not timely completed, the year 2000 issue could have a material adverse impact on the operations of the Company. The most significant disruption would impact member billings and collections and campground reservations. In addition, although the Company does not have any significant suppliers whose timely compliance would impact the Company, the Company utilizes a number of financial institutions that are highly dependent upon the proper function of their computer systems. The Company's depository and treasury functions could be disrupted if these financial institutions do not become year 2000 compliant within the required timeframe.

The Company will primarily utilize internal resources to modify existing software to address the year 2000 issue. The Company anticipates completing the year 2000 project by December 31, 1998, which, if timely completed, will avoid any material impact on its operating systems. The Company currently estimates that it will cost approximately $100,000 to make the necessary modifications to its software, which will not significantly impact the Company's financial position, operations, or cash flows. The Company does not presently have a formal contingency plan because it believes the necessary modifications will be completed in the required timeframe. However, should it become evident that the year 2000 modifications will not be completed on a timely basis, the Company will explore alternatives to employ until such time as the year 2000 modifications are completed.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates and timetable will be achieved, and actual results could differ materially from those anticipated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THOUSAND TRAILS, INC.
                                   (Registrant)


Date:    April 5, 1999             By: /s/ William J. Shaw
                                      -----------------------------------------
                                      William J. Shaw
                                        Chairman of the Board, President,
                                      Chief Executive Officer, and acting
                                      Chief Financial Officer