Form 10-Q
period 1999-03-31
THOUSAND TRAILS INC /DE/
filed 1999-05-14
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number 1-14645


                              THOUSAND TRAILS, INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                         75-2138671
       ----------------------------                   ---------------------------------
       (State or Other Jurisdiction                   (IRS Employer Identification No.)
     of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                         75234
----------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:           (972) 243-2228
                                                     -----------------------------------


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

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 10, 1999 was 7,852,520.

                              THOUSAND TRAILS, INC.


                                      INDEX

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets at March 31, 1999
                    and June 30, 1998...........................................................................3

                  Consolidated Statements of Operations for the nine months
                    ended March 31, 1999 and March 31, 1998.....................................................4

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998.....................................................5

                  Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 1999........................................................................6

                  Consolidated Statements of Cash Flows for the nine months ended
                    March 31, 1999 and March 31, 1998...........................................................7

                  Notes to Consolidated Financial Statements....................................................9

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................15

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................28

       Item 5.    Other Information............................................................................28

PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings............................................................................30

       Item 6.    Exhibits and Reports on Form 8-K.............................................................30

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                 ASSETS                                               March 31,       June 30,
                                                                                        1999            1998
                                                                                     ----------      ----------
                                                                                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                         $    1,199      $   13,631
   Current portion of receivables, net of allowances and discount of
     $1.1 million and $1.1 million                                                        1,275           2,440
   Current portion of deferred membership selling expenses                                  470             538
   Current portion of net deferred tax assets                                             2,800           2,954
   Inventory and other current assets                                                     2,424           1,890
                                                                                     ----------      ----------
       Total Current Assets                                                               8,168          21,453
   Restricted cash                                                                        1,197           1,171
   Receivables, net of allowances and discount of $1.0 million and
     $1.6 million                                                                           366           1,741
   Campground and resort land                                                            13,328          13,338
   Buildings and equipment, net of accumulated depreciation of
     $16.8 million and $15.0 million                                                     21,035          21,879
   Land held for sale                                                                     2,860           3,866
   Deferred membership selling expenses                                                   1,369           1,087
   Net deferred tax assets                                                                5,491           7,046
   Other assets                                                                           2,335           2,681
                                                                                     ----------      ----------
       Total Assets                                                                  $   56,149      $   74,262
                                                                                     ==========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $    1,696      $    2,037
   Accrued interest                                                                         118           1,805
   Other accrued liabilities                                                              5,774           6,410
   Current portion of long term debt                                                      2,298
   Accrued construction costs                                                             1,888           2,845
   Current portion of deferred revenue                                                   20,939          18,851
                                                                                     ----------      ----------
       Total Current Liabilities                                                         32,713          31,948
   Long term debt                                                                         8,680          32,973
   Deferred revenue                                                                       5,397           4,588
   Other liabilities                                                                      1,874           1,999
                                                                                     ----------      ----------
       Total Liabilities                                                                 48,664          71,508
                                                                                     ----------      ----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized,
    7,845,135 and 7,437,803 shares issued and outstanding                                    78              74
   Additional paid-in capital                                                            20,835          20,551
   Accumulated deficit subsequent to December 31, 1991, date of
    emergence from bankruptcy                                                           (13,289)        (17,734)
   Cumulative currency translation adjustment                                              (139)           (137)
                                                                                     ----------      ----------
       Total Stockholders' Equity                                                         7,485           2,754
                                                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   56,149      $   74,262
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                              For the nine months ended March 31,
                                                              -----------------------------------
                                                                    1999            1998
                                                                 ----------      ----------
REVENUES
     Membership dues                                             $   27,559      $   28,065
     Other campground/resort revenue                                 13,169          11,939
     Membership and lot sales                                         2,893           2,929
     RPI membership fees                                              2,662           2,855
     Interest income                                                  1,758           1,862
     Gain on asset sales                                              1,104           3,747
     Nonrecurring income                                               --             1,083
     Other income                                                     1,968           2,496
                                                                 ----------      ----------
         Total Revenues                                              51,113          54,976
                                                                 ----------      ----------
EXPENSES
     Campground/resort operating expenses                            29,213          28,018
     Selling expenses                                                 2,620           2,347
     Marketing expenses                                               1,475           1,099
     RPI membership expenses                                          1,516           1,576
     Corporate member services                                          947           1,083
     Interest expense and amortization                                2,628           3,576
     General and administrative expenses                              6,530           6,310
                                                                 ----------      ----------
         Total Expenses                                              44,929          44,009
                                                                 ----------      ----------

INCOME BEFORE INCOME TAXES                                            6,184          10,967
INCOME TAXES --
     Income tax provision -- current                                    (30)           (374)
     Income tax provision -- deferred                                (1,709)           --
                                                                 ----------      ----------
                                                                     (1,739)           (374)
                                                                 ----------      ----------
NET INCOME                                                       $    4,445      $   10,593
                                                                 ==========      ==========

NET INCOME PER SHARE -- BASIC                                    $     0.59      $     1.43
                                                                 ==========      ==========

NET INCOME PER SHARE -- DILUTED                                  $     0.53      $     1.26
                                                                 ==========      ==========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                            7,550           7,398
                                                                 ==========      ==========
     Diluted                                                          8,459           8,405
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                             For the three months ended March 31,
                                                             ------------------------------------
                                                                    1999            1998
                                                                 ----------      ----------
REVENUES
     Membership dues                                             $    9,017      $    9,069
     Other campground/resort revenue                                  2,786           2,600
     Membership and lot sales                                           984             872
     RPI membership fees                                                972           1,153
     Interest income                                                    635             685
     (Loss) on asset sales                                               (2)             (2)
     Nonrecurring income                                               --               588
     Other income                                                       524             671
                                                                 ----------      ----------
         Total Revenues                                              14,916          15,636
                                                                 ----------      ----------
EXPENSES
     Campground/resort operating expenses                             8,384           7,847
     Selling expenses                                                   840             805
     Marketing expenses                                                 431             473
     RPI membership expenses                                            504             648
     Corporate member services                                          260             381
     Interest expense and amortization                                  591           1,074
     General and administrative expenses                              2,267           2,159
                                                                 ----------      ----------
         Total Expenses                                              13,277          13,387
                                                                 ----------      ----------
INCOME BEFORE INCOME TAXES                                            1,639           2,249
INCOME TAXES --
     Income tax provision -- current                                    (18)           (142)
     Income tax provision -- deferred                                  (691)           --
                                                                 ----------      ----------
                                                                       (709)           (142)
                                                                 ----------      ----------
NET INCOME                                                       $      930      $    2,107
                                                                 ==========      ==========
NET INCOME PER SHARE -- BASIC                                    $      .12      $      .28
                                                                 ==========      ==========
NET INCOME PER SHARE -- DILUTED                                  $      .11      $      .25
                                                                 ==========      ==========
SHARES USED TO CALCULATE NET INCOME (LOSS) PER SHARE:
     Basic                                                            7,680           7,416
                                                                 ==========      ==========
     Diluted                                                          8,518           8,395
                                                                 ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   Cumulative
                                                                                     Foreign
                                                    Additional                      Currency
                                       Common        Paid-In       Accumulated     Translation
                                       Stock         Capital         Deficit       Adjustment       Total
                                   ------------------------------------------------------------------------

BALANCE, June 30, 1998             $      74       $  20,551       $ (17,734)     $    (137)      $   2,754

Issuance of common stock                   4             284                                            288

Foreign currency translation
  adjustment                                                                             (2)             (2)

Net income for the nine months
   ended March 31, 1999                                                4,445                          4,445
                                   ---------       ---------       ---------      ---------       ---------

BALANCE, March 31, 1999            $      78       $  20,835       $ (13,289)     $    (139)      $   7,485
                                   =========       =========       =========      =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   For the nine months ended March 31,
                                                                   -----------------------------------
                                                                         1999            1998
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                          $    3,332      $    4,432
     Interest received                                                     1,624           1,663
     Interest paid                                                        (2,661)           (854)
     General and administrative and corporate member services
       costs                                                              (7,836)         (7,630)
     Cash collected from operations                                       47,888          47,230
     Cash from sales of campground memberships and lots at the
       point of sale                                                       2,811           2,646
     Expenditures for property operations                                (27,481)        (28,016)
     Expenditures for sales and marketing                                 (4,286)         (3,279)
     Expenditures for insurance premiums                                  (1,759)           (751)
     Payment of income taxes                                                (329)           (374)
     Termination of indemnification trust                                                    590
     Other, net                                                              (23)            268
                                                                      ----------      ----------
Net cash provided by operating activities                                 11,280          15,925
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                                 (2,424)         (1,165)
     Proceeds from insurance claims                                                        1,119
     Proceeds from asset sales                                             2,238           6,152
     Issuance of Common Stock                                                288              38
                                                                      ----------      ----------
Net cash provided by investing activities                                    102           6,144
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under Credit Agreement                               (13,022)        (14,097)
     Borrowings under Credit Agreement                                    24,000
     Redemption of PIK Notes                                             (34,792)
     Repayment of notes and mortgages                                                       (604)
                                                                      ----------      ----------
Net cash used in financing activities                                    (23,814)        (14,701)
                                                                      ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (12,432)          7,368

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                  13,631           1,343
                                                                      ----------      ----------
     End of period                                                    $    1,199      $    8,711
                                                                      ==========      ==========

                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 For the nine months ended March 31,
                                                                 -----------------------------------
                                                                         1999            1998
                                                                      ----------      ----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net income                                                            $    4,445      $   10,593
                                                                      ----------      ----------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES --
     Depreciation                                                          1,928           1,912
     Amortization of interest discount, collection costs and
       valuation allowance                                                  (258)           (393)
     Amortization of debt issue costs
     Net deferral of sales revenue                                           585             225
     Net deferral of selling expenses                                       (214)           (114)
     Gain on asset sales                                                  (1,104)         (3,747)
     Deferred income tax provision                                         1,709
     Gain on insurance settlement                                                           (588)
     Decrease (increase) in restricted cash                                  (26)            271
     Decrease in receivables                                               2,616           3,809
     Decrease (increase) in other assets                                    (154)          1,437
     Decrease in accounts payable                                           (341)           (141)
     Increase in accrued interest                                            282           2,743
     Increase in deferred membership dues revenue                          2,313           1,047
     Decrease in other liabilities                                          (386)         (1,497)
     Other, net                                                             (115)            368
                                                                      ----------      ----------
Total adjustments                                                          6,835           5,332
                                                                      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   11,280      $   15,925
                                                                      ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


GENERAL

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 325 recreational facilities and manages 165 public campgrounds for the US Forest Service. The campground business represents the most significant portion of the Company's business comprising 99% of the Company's operating revenues in fiscal 1998. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Securities and Exchange Commission (the "SEC") on September 25, 1998, as amended by Forms 10-K/A filed with the SEC on October 7, 1998 and April 5, 1999.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 1999 and 1998, and in the consolidated balance sheet as of June 30, 1998.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on July 1, 1998. SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The following table provides statements of comprehensive income for the nine and three months ended March 31, 1999 and 1998, as if the statement had been implemented in the nine and six months ended March 31, 1998 (dollars in thousands):

                                         For the nine months ended     For the three months ended
                                                  March 31,                      March 31,
                                        --------------------------     -------------------------
                                              1999            1998           1999           1998
                                        ----------      ----------     ----------     ----------
                                               (Unaudited)                    (Unaudited)
Net Income                              $    4,445      $   10,593     $      930     $    2,107

 Foreign Currency Translation
 Adjustment                                     (2)              1              3              8
                                        ----------      ----------     ----------     ----------

Comprehensive Income                    $    4,443      $   10,594     $      933     $    2,115
                                        ==========      ==========     ==========     ==========

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

Net Income Per Share

The Company adopted SFAS No. 128 "Earnings per Share," during the second quarter of fiscal 1998. SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding, as determined by the treasury stock method. Diluted net income per share includes the dilutive effects of common stock equivalents and is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method.

The tables below set forth the information necessary to compute basic and diluted net income per share for the nine and three month periods ended March 31, 1999 and 1998, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):


                                                                Net Income Per Share For the Nine Months Ended
                                                            -------------------------------------------------------
                                                                 March 31, 1999                March 31, 1998
                                                            -------------------------     -------------------------
                                                              Basic         Diluted         Basic         Diluted
                                                            ----------     ----------     ----------     ----------
Net Income                                                  $    4,445     $    4,445     $   10,593     $   10,593
                                                            ==========     ==========     ==========     ==========
Weighted Average Number of Shares:
     Common Stock                                                7,550          7,550          7,398          7,398
     Dilutive Options                                               --            887             --            982
     Dilutive Warrants                                              --             22             --             25
                                                            ----------     ----------     ----------     ----------
                                                                 7,550          8,459          7,398          8,405
                                                            ==========     ==========     ==========     ==========

Net Income Per Share                                        $      .59     $      .53     $     1.43     $     1.26
                                                            ==========     ==========     ==========     ==========


                                                                Net Income Per Share For the Nine Months Ended
                                                            -------------------------------------------------------
                                                                 March 31, 1999                March 31, 1998
                                                            -------------------------     -------------------------
                                                              Basic         Diluted         Basic         Diluted
                                                            ----------     ----------     ----------     ----------
Net Income                                                  $      930     $      930     $    2,107     $    2,107
                                                            ==========     ==========     ==========     ==========

Weighted Average Number of Shares:
     Common Stock                                                7,680          7,680          7,416          7,416
     Dilutive Options                                               --            785             --            973
     Dilutive Warrants                                              --             53             --              6
                                                            ----------     ----------     ----------     ----------
                                                                 7,680          8,518          7,416          8,395
                                                            ==========     ==========     ==========     ==========

Net Income Per Share                                        $      .12     $      .11     $      .28     $      .25
                                                            ==========     ==========     ==========     ==========


Since inception, the Company has not paid any dividends. The Credit Agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends without the consent of Foothill during the term of the Credit Agreement.


NOTE 2 -- LONG TERM DEBT

PIK NOTES

The Company issued $40.2 million principal amount of 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") in a restructuring of its debt in July 1996. On January 15, 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. On June 25, 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. On July 15, 1997, January 15, 1998, and July 15, 1998, the Company issued an additional $1.8 million, $1.9 million, and $2.0 million principal amount of PIK Notes, respectively, in lieu of cash interest. On December 15, 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding, which included the payment of $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under its Credit Agreement with Foothill (see below).

Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes received from the Company on December 15, 1998 the sum of $1,000, plus accrued interest from July 15, 1998 to December 15, 1998 of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On December 15, 1998, interest ceased to accrue and the holders have no other rights as holder other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

CREDIT AGREEMENT WITH FOOTHILL

As of June 30, 1998, there were no outstanding borrowings under the Credit Agreement with Foothill. On October 21, 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum.

On December 15, 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. As a result of subsequent repayments, on March 31, 1999, the Company had $11.0 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes. The Company's ability to borrow additional amounts to fund its possible acquisition of members through the purchase of other membership campground operations expired without being used. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

In January 1998, the Company received proceeds of $1.1 million from insurance settlements for flood and fire damage at certain campgrounds, and recognized a gain of $588,000.

Both the refund of workers' compensation deposits and the gain from the insurance settlement were recorded as nonrecurring income during the nine months ended March 31, 1998.

CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. At March 31, 1999 and June 30, 1998, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.1 million and $1.2 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

Litigation

FOXWOOD PROPERTY OWNERS ASSOCIATION, INC. VS. FOXWOOD CORPORATION, filed on February 18, 1999, in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff brought suit against a subsidiary of the Company alleging that the defendant owes the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. The defendant denies the claim and is vigorously defending the lawsuit. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

The Company is involved in certain other claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the nine months ended March 31, 1999 and 1998 (dollars in thousands):

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------      -----------
Non-cash payment of PIK Note interest (see Note 2)

PIK Notes issued in lieu of cash interest payment    $    1,969      $     3,610

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the SEC on September 25, 1998, as amended by Forms 10-K/A filed with the SEC on October 7, 1998 and April 5, 1999.

All capitalized terms used herein have the same meaning as those defined in Item 1 -- Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

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

REDEMPTION OF PIK NOTES. On December 15, 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding, which included the repayment of $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under its Credit Agreement with Foothill.

Pursuant to the terms of the Indenture for the PIK Notes, the holders of the PIK Notes received from the Company on December 15, 1998 the sum of $1,000, plus accrued interest from July 15, 1998 to December 15, 1998 of $50.00 for each $1,000 principal amount of PIK Notes, for a total price of $1,050.00 for each $1,000 principal amount of PIK Notes (the "Redemption Price"). On December 15, 1998, interest ceased to accrue and the holders have no other rights as holder other than the right to receive the Redemption Price, without further interest, upon surrender of their certificates representing the PIK Notes.

CASH. On March 31, 1999, the Company had $1.2 million of cash and cash equivalents, a decrease of $12.4 million from June 30, 1998. During the nine months ended March 31, 1999, the Company's operating activities produced $11.3 million of cash, its investing activities produced $102,000 of cash, and its financing activities used $23.8 million of cash to reduce outstanding debt by $22.0 million, which included the $12.5 million of cash used to partially fund the redemption of the PIK Notes. The Company's investing activities consisted principally of proceeds of $2.2 million from the sale of assets and $288,000 from the issuance of common stock, less $2.4 million of capital and HUD-related expenditures.

With respect to the Company's operating activities, for the nine months ended March 31, 1999, the principal sources of cash were $47.9 million in dues collections and other campground and resort revenues, $4.5 million in principal and interest collections on contracts receivable and invested cash, and $2.8 million in cash collected from sales of campground memberships and lots at the point of sale. Principal uses of operating cash for the nine months ended March 31, 1999, were $27.5 million in operating expenses, $7.8 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $4.3 million in sales and marketing expenditures.

As of June 30, 1998, there were no outstanding borrowings under the Credit Agreement with Foothill. On October 21, 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and up to an additional $30.0 million to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum.

On December 15, 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. As a result of subsequent repayments, on March 31, 1999, the Company had $11.0 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes. The Company's ability to borrow additional amounts to fund its possible acquisition of members through the purchase of other membership campground operations expired without being used. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $11.5 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $3.5 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $18.1 million during the nine months ended March 31, 1999. Cash decreased by $12.4 million as discussed above. Contracts receivable decreased by $2.5 million due primarily to $3.3 million in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Inventory and other current assets increased by $534,000 due primarily to increases in prepaid property taxes and federal and state income taxes receivable. Buildings and equipment decreased by $844,000 due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Land held for sale decreased by $1.0 million due to the sale of acreage not related to the campground operations. Other assets decreased by $346,000 due primarily to refunds of deposits held by insurance carriers for workers compensation insurance. Deferred membership selling expenses increased by $214,000.

Total liabilities decreased by $22.8 million during the nine months ended March 31, 1999. Accounts payable and other accrued liabilities decreased by $977,000 due to a lower accrued payroll and other related liabilities at March 31, 1999, due to the seasonality of the business. The Company's outstanding debt decreased by $22.0 million during the period due to the redemption of the PIK Notes, partially offset by borrowings from Foothill to fund the redemption. Accrued interest declined by $1.7 million. Accrued construction costs decreased by $957,000 as a result of spending for HUD improvements at a location not related to the campground operations. Other liabilities decreased by $125,000, primarily as a result of payments of uninsured general liability claims that arose in prior years. Offsetting these decreases, deferred revenue increased by $2.9 million, due primarily to the collection of $2.2 million of dues in excess of dues revenue recognized during the period and a $584,000 net increase in deferred sales revenue.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, on December 15, 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the amended Credit Agreement with Foothill. The Company used substantially all of its invested cash to fund the redemption, which eliminated any interest rate market risk with respect to cash balances. However, the borrowings under the amended Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and, thus, are subject to interest rate market risk. In management's opinion, a hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's contracts receivable, long term debt, or cash balances.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine and three months ended March 31, 1999 and 1998. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

NINE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INCOME. The Company reported net income of $4.4 million or $.53 per diluted share on revenues of $51.1 million for the nine months ended March 31, 1999. This compares with net income of $10.6 million or $1.26 per diluted share on revenues of $55.0 million for the same period last year. Excluding gains on asset sales and nonrecurring income, the Company's revenues were approximately the same in the two periods. Gains on asset sales were $1.1 million in the current period, compared with $3.7 million in the same period last year. In addition, the prior period included $1.1 million of nonrecurring income. However, the Company also incurred higher expenses in the current period, primarily sales and marketing costs and income tax expense, which contributed to the decline in net income between the two periods.

The table on the following page shows separately the results of the campground operations, Wilderness Mgmt., Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Nine Months Ended March 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
CAMPGROUND OPERATIONS
   Membership dues                                     $   27,559      $   28,065
   Campground revenues                                     11,389          10,590
   Cost of campground revenues                             (5,295)         (4,474)
   Operating expenses                                     (22,076)        (22,206)
                                                       ----------      ----------
Contribution from campground operations                    11,577          11,975
                                                       ----------      ----------
SALES
   Sales revenues                                           2,806           2,283
   Selling expenses                                        (2,562)         (1,900)
   Marketing expenses                                      (1,475)         (1,099)
                                                       ----------      ----------
Loss on sales                                              (1,231)           (716)
                                                       ----------      ----------

WILDERNESS MGMT.
   Revenues                                                 1,714             910
   Expenses                                                (1,490)           (744)
                                                       ----------      ----------
Contribution from Wilderness Mgmt.                            224             166
                                                       ----------      ----------

RESORT PARKS INTERNATIONAL
   Revenues                                                 2,662           2,855
   Expenses                                                (1,516)         (1,576)
                                                       ----------      ----------
Contribution from RPI                                       1,146           1,279
                                                       ----------      ----------

RESORT OPERATIONS
   Revenues                                                   147           1,085
   Expenses                                                  (404)         (1,041)
                                                       ----------      ----------
Contribution (loss) from resort operations                   (257)             44
                                                       ----------      ----------
                                                           11,459          12,748
                                                       ----------      ----------
   Other income                                             1,968           2,496
   Corporate member services                                 (947)         (1,083)
   General and administrative expenses                     (6,530)         (6,310)
                                                       ----------      ----------
OPERATING INCOME BEFORE INTEREST INCOME AND
   EXPENSE, GAIN ON ASSET SALES, NONRECURRING
   INCOME, AND TAXES                                        5,950           7,851
                                                       ----------      ----------
   Interest income                                          1,758           1,862
   Interest expense                                        (2,628)         (3,576)
   Gain on asset sales                                      1,104           3,747
   Nonrecurring income                                                      1,083
                                                       ----------      ----------

OPERATING INCOME BEFORE TAXES                          $    6,184      $   10,967
                                                       ==========      ==========

OPERATING INCOME. During the nine months ended March 31, 1999, the Company's contribution from operations was $6.0 million, a decrease of $1.9 million from the $7.9 million for the same period last year. The decrease was due primarily to a higher loss from sales operations, a lower contribution from the Company's campground and resort operations, higher general and administrative expenses, and a decrease in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter. These dues are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $27.6 million for the nine months ended March 31, 1999, compared with $28.1 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $11.4 million for the nine months ended March 31, 1999, compared with $10.6 million for the same period last year. The related expenses were $5.3 million for the nine months ended March 31, 1999, compared with $4.5 million for the same period last year. The increase in other campground revenues in the current period was due primarily to greater emphasis on ancillary revenue programs at the campgrounds, partially offset by lower revenues from harvesting timber at certain campgrounds. The increase in expenses in the current period was due primarily to higher field labor costs and increases in the costs of goods sold in the ancillary revenue programs.

Campground operating expenses were $22.1 million for the nine months ended March 31, 1999, compared with $22.2 million for the same period last year. The decrease in expenses in the current period was due primarily to lower maintenance costs at the campgrounds, partially offset by higher field labor costs.

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

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the nine months ended March 31, 1999 and 1998, the Company recognized campground membership sales revenues of $2.8 million and $2.3 million, respectively. These amounts include revenues of $2.2 million and $1.8 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $2.8 million and $2.0 million, respectively, which will be recognized in future periods. Sales revenues increased in the current period due to the sale of a greater number of memberships, partially offset by a higher net deferral of sales revenues in the current period.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 1999 and 1998, the Company recognized selling expenses of $2.6 million and $1.9 million, respectively. These amounts include expenses of $526,000 and $407,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $740,000 and $521,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $1.2 million and $716,000 for the nine months ended March 31, 1999 and 1998, respectively. These expenses exceeded sales revenues because of the increased marketing activity and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

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

CAMPGROUND MANAGEMENT. Wilderness Mgmt. manages 165 public campgrounds for the US Forest Service. For the nine months ended March 31, 1999, these operations produced a net contribution of $224,000 on revenues of $1.7 million, compared with a net contribution of $166,000 on revenues of $910,000 for the same period last year. The increases in net contribution and revenues between periods was due primarily to new contracts entered into in the spring of 1998, which significantly increased the number of campgrounds managed. The revenues and expenses related to the campground management operations are included in other campground/resort revenue and campground/resort operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the approximately 325 campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the nine months ended March 31, 1999, RPI's operations produced a net contribution of $1.1 million on revenues of $2.7 million, compared with a net contribution of $1.3 million on revenues of $2.9 million for the same period last year. Although RPI reduced its operating expenses in the current period, its revenues declined by a greater amount, which resulted in the decline in the net contribution between periods.

RESORT OPERATIONS. The Company's resort operations presently consist of the sale of residential lots and other miscellaneous real estate at three resorts. For the nine months ended March 31, 1999, the resort operations produced a loss of $257,000 on revenues of $147,000, compared with a net contribution of $44,000 on revenues of $1.1 million for the same period last year. The loss in the current year was due primarily to expenses to complete required HUD improvements at one of the resorts. These costs exceeded previous estimates by $230,000. The prior year results include a bulk sale of lots, and revenues and expenses related to selling property and managing the amenities at one resort. The amenities previously managed by the Company were transferred to the resort's property owners' association during fiscal 1998. The Company does not expect a positive contribution from the resort operations in the future as it continues its efforts to sell the remaining assets it owns at the resorts.

INTEREST INCOME AND EXPENSE. Interest income was $1.8 million for the nine months ended March 31, 1999, compared with $1.9 million for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $138,000 and $220,000, respectively. There was only a slight decline in interest income between periods because, in the current period, the decrease in interest income from the Company's diminishing portfolio of contracts receivable was substantially offset by an increase in interest income from invested cash. The interest earned on the Company's portfolio of contracts receivable will continue to decrease in the future as the portfolio declines. In addition, the interest earned on invested cash will be significantly lower in future periods as the Company used substantially all of its existing cash in December to partially fund the redemption of the PIK Notes.

Interest expense was $2.6 million for the nine months ended March 31, 1999, compared with $3.6 million for the same period last year. The $1.0 million decrease in interest expense between periods was due primarily to repayments of outstanding debt during the periods. In the third quarter of fiscal 1998, the Company repaid all then outstanding borrowings under the Credit Agreement and all remaining mortgage notes. In addition, on December 15, 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding. The redemption of the PIK Notes lowered the Company's outstanding debt and is expected to lower its interest expense in future periods. However, in contrast to the interest on the PIK Notes that could be paid in the form of additional PIK Notes, the interest on the borrowings under the amended Credit Agreement must be paid in cash on a monthly basis.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $1.1 million for the nine months ended March 31, 1999, compared with $3.7 million for the same period last year. The decrease in the current period was due to the timing of asset sales. The gain in the current period resulted primarily from the sale of acreage not related to the campground operations. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale and any campgrounds that are closed as the Company downsizes. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections on written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company's member magazine, and fees charged to members for making more than five operator-assisted reservations in a given year. Other income was $2.0 million for the nine months ended March 31, 1999, compared with $2.5 million for the same period last year. The decrease between periods was due, in part, to lower collections on written-off contracts and delinquent dues in the current period. The Company also had $1.1 million of nonrecurring income in the prior period. This included $495,000 from a refund of deposits made in previous years to cover workers' compensation claims in excess of those covered by the standard premium paid by the Company. These deposits were expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover workers' compensation claims. Nonrecurring income in the prior period also included a $588,000 gain on an insurance settlement for flood and fire damage at certain campgrounds.

ADMINISTRATIVE EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $7.5 million for the nine months ended March 31, 1999, compared with $7.4 million for the same period last year. The increase in the current period was due primarily to higher legal fees, partially offset by lower administrative labor costs.

INCOME TAXES. The Company's current provision for income taxes was $30,000 for the nine months ended March 31, 1999, compared with $374,000 for the same period last year. The income tax provision was smaller in the current period because of a reversal of income taxes accrued during the first quarter. This reversal resulted from the redemption of the PIK Notes in December 1998 which allowed the Company to deduct the interest previously paid on the PIK Notes in the form of additional PIK Notes. This deduction reduced the Company's anticipated income tax liability for the year.

The current provisions for income taxes for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating loss carryforwards, which were $25.5 million at June 30, 1998.

The Company recorded a deferred tax provision of $1.7 million for the nine months ended March 31, 1999. At June 30, 1998, the Company reduced the valuation allowance related to its net deferred tax assets by $10.0 million because management determined it was more likely than not that the Company would realize the benefits of a significant portion of the net deferred tax assets. The net deferred tax assets had previously been fully reserved. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments, but will result in higher tax provisions in the future in the periods that related deferred tax assets are realized.

THREE MONTHS ENDED MARCH 31, 1999, AND 1998

NET INCOME. The Company reported net income of $930,000 or $.11 per diluted share on revenues of $14.9 million for the three months ended March 31, 1999. This compares with net income of $2.1 million or $.25 per diluted share on revenues of $15.6 million for the same period last year. Although the Company reduced operating expenses in the current period, its revenues declined by a greater amount, which resulted in the decline in net income between periods. In addition, the Company had $588,000 of nonrecurring income in the prior period.

The table on the following page shows separately the results of the campground operations, Wilderness Mgmt., Resort Parks International, and resort operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1999            1998
                                                      -----------      -----------
CAMPGROUND OPERATIONS
   Membership dues                                    $     9,017      $     9,069
   Campground revenues                                      2,723            2,526
   Cost of campground revenues                             (1,394)          (1,083)
   Operating expenses                                      (6,672)          (6,608)
                                                      -----------      -----------

Contribution from campground operations                     3,674            3,904
                                                      -----------      -----------

SALES
   Sales revenues                                             955              804
   Selling expenses                                          (824)            (641)
   Marketing expenses                                        (431)            (473)
                                                      -----------      -----------
Profit (loss) on sales                                       (300)            (310)
                                                      -----------      -----------

WILDERNESS MGMT
   Revenues                                                    20               15
   Expenses                                                   (51)             (31)
                                                      -----------      -----------
Contribution from Wilderness Mgmt                             (31)             (16)
                                                      -----------      -----------
RESORT PARKS INTERNATIONAL
   Revenues                                                   972            1,153
   Expenses                                                  (504)            (648)
                                                      -----------      -----------
Contribution from RPI                                         468              505
                                                      -----------      -----------

RESORT OPERATIONS
   Revenues                                                    66              127
   Expenses                                                  (277)            (289)
                                                      -----------      -----------
Contribution from resort operations                          (211)            (162)
                                                      -----------      -----------
                                                            3,600            3,921
                                                      -----------      -----------

   Other income                                               524              671
   Corporate member services                                 (260)            (381)
   General and administrative expenses                     (2,267)          (2,159)
                                                      -----------      -----------

OPERATING INCOME BEFORE INTEREST INCOME AND
   EXPENSE, GAIN ON ASSET SALES, NONRECURRING
   INCOME, AND TAXES                                        1,597            2,052
                                                      -----------      -----------

   Interest income                                            635              685
   Interest expense                                          (591)          (1,074)
   Loss on asset sales                                         (2)              (2)
   Nonrecurring income                                         --              588
                                                      -----------      -----------

OPERATING INCOME BEFORE TAXES                         $     1,639      $     2,249
                                                      ===========      ===========

OPERATING INCOME. During the three months ended March 31, 1999, the Company's contribution from operations was $1.6 million, a decrease of $500,000 from the $2.1 million in the same period last year. The decline resulted from a lower contribution from the Company's campground and resort operations, higher general and administrative expenses, and a decrease in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, nonrecurring income, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.0 million for the three months ended March 31, 1999, compared with $9.1 million for the same period last year. The slight decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $2.7 million for the three months ended March 31, 1999, compared with $2.5 million for the same period last year. The related expenses were $1.4 million for the three months ended March 31, 1999, compared with $1.1 million for the same period last year. The increase in campground revenues and related expenses in the current period was due primarily to a greater emphasis on the ancillary revenue programs at the campgrounds.

Campground operating expenses were $6.7 million for the three months ended March 31, 1999, compared with $6.6 million for the same period last year. The slight increase resulted from higher field labor and related benefit costs in the current period.

For the three months ended March 31, 1999 and 1998, the Company recognized campground membership sales revenues of $955,000 and $804,000, respectively. These amounts include revenues of $782,000 and $627,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $797,000 and $405,000, respectively, which will be recognized in future periods. Sales revenues increased in the current period because unit sales volume was higher than in the prior year, although average sale prices were lower. This increase was partially offset by a higher net deferral of sales revenues in the current period.

For the three months ended March 31, 1999 and 1998, the Company recognized selling expenses of $824,000 and $641,000, respectively. These amounts include expenses of $186,000, and $143,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $211,000 and $105,000, respectively, which will be recognized in future periods. Selling and marketing expenses exceeded sales revenues by $300,000 and $310,000 for the three months ended March 31, 1999 and 1998. The expenses exceeded sales revenue because of the increased marketing activity and the low volume of sales, which did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the three months ended March 31, 1999, the operations of Wilderness Mgmt. produced a loss of $31,000 on revenues of $20,000, compared with a loss of $16,000 on revenues of $15,000 for the same period last year. The loss increased slightly in the current period because of higher operating costs related to the additional number of campgrounds under management contracts. The revenues and expenses related to these operations are included in other campground/resort revenue and campground/resort operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. For the three months ended March 31, 1999, RPI's operations produced a net contribution of $468,000 on revenues of $972,000, compared with a net contribution of $505,000 on revenues of $1.2 million for the same period last year. Although RPI reduced its operating expenses in the current period, its revenues declined by a greater amount, which resulted in the decline in the net contribution between periods.

RESORT OPERATIONS. For the three months ended March 31, 1999, the resort operations produced a loss of $211,000, compared with a loss of $162,000 for the same period last year.

INTEREST INCOME AND EXPENSE. Interest income was $635,000 for the three months ended March 31, 1999, compared with $685,000 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discounts related to the contracts receivable of $39,000 and $86,000, respectively. The decrease in interest income between periods was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable.

Interest expense was $591,000 for the three months ended March 31, 1999, compared with $1.1 million for the same period last year. The $583,000 decrease in interest expense between periods was due primarily to repayments of outstanding debt during the periods.

GAIN ON ASSET SALES. The Company had no significant sales of assets in the three months ended March 31, 1999 and 1998.

OTHER INCOME. Other income was $524,000 for the three months ended March 31, 1999, compared with $671,000 for the same period last year. Other income decreased in the current period due primarily to lower collections on written-off contracts and delinquent dues.

For the three months ended March 31, 1998, the Company also had $588,000 of nonrecurring income from an insurance settlement for flood and fire damage at certain campgrounds.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were approximately $2.5 million for the three months ended March 31, 1999 and 1998.

INCOME TAXES. The Company had a current income tax provision of $18,000 for the three months ended March 31, 1999, compared with a current income tax provision of $142,000 for the same period last year. The income tax provision was smaller in the current period because the Company does not expect to be subject to federal alternative minimum taxes in the current period. The Company recorded a deferred tax provision of $691,000 for the three months ended March 31, 1999.

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

IMPACT OF YEAR 2000. Based on recent assessments, the Company has determined that it must modify certain software and replace certain hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has begun making the internal software modifications and anticipates completing the year 2000 project by June 30, 1999. These modifications, if timely completed, will avoid any material impact on its operating systems. The Company spent approximately $200,000 during the nine months ended March 31, 1999 on year 2000 modifications, and currently estimates that it will spend an additional $25,000 during the remainder of the fiscal year to make the necessary enhancements to its hardware and software. These expenditures will not significantly impact the Company's financial position, operations, or cash flows.

The Company does not presently have a formal contingency plan because it believes the necessary modifications will be completed in the required timeframe. However, should it become evident that year 2000 modifications will not be completed in a timely basis, the Company will explore alternatives to employ until such time as the year 2000 modifications are completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of March 31, 1999 is not significant. The information required by Item 305 of S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity," which is incorporated herein by reference..

ITEM 5. OTHER INFORMATION

The Company's certificate of incorporation contains transfer restrictions on the Company's common stock that are designed to avoid the limitations on the Company's use of its net operating loss carryforwards ("NOLs") that would be imposed if the Company experienced an "ownership change" within the meaning of the applicable federal income tax regulations. Such restrictions provide the Company's board of directors the authority to approve transfers that would otherwise violate the restrictions.

In late March 1999, Carl Marks Strategic Investments, LP ("CM Strategic") requested the Company's consent to its proposed acquisition of 768,098 shares of the Company's common stock, and Carl Marks Strategic Investments II, LP ("CM Strategic II") requested the Company's consent to its proposed acquisition of 450,000 shares of the Company's common stock. The proposed acquisitions, however, did not involve an "ownership change" for federal income tax purposes.

As a condition to consenting to the proposed acquisitions, the Company required CM Strategic, CM Strategic II, and their affiliates (collectively, the "Stockholders") to enter into a Stockholder Agreement, dated April 5, 1999, with the Company (the "Stockholder Agreement"), a copy of which has been filed as an exhibit to this report. The Stockholder Agreement limits the ability of the Stockholders to enter into any Extraordinary Transaction (as defined below) with the Company by requiring the prior approval of either (a) the board of directors of the Company (including a majority of Disinterested Directors (as defined below) or (b) the other stockholders of the Company. In any stockholder vote under clause (b) above, the Stockholders have agreed to vote or cause to be voted their shares of common stock in the same proportion as the votes cast by or on behalf of the other stockholders of the Company on such Extraordinary Transaction. The Stockholder Agreement also requires the Stockholders (a) to be represented in person or by proxy at all stockholder meetings considering Extraordinary Transactions and (b) to require any of their transferees, who as a result of a transfer of shares by the Stockholders, acquires a majority of the voting securities of the Company, to be bound by the provisions of the Stockholder Agreement.

The foregoing summary of the Stockholder Agreement is qualified in its entirety by reference to the copy filed as an exhibit to this report. For purposes of the foregoing summary of the Stockholder Agreement, the following terms have the following meanings:

"Disinterested Director" means a director who is not one of the Stockholders and who does not have a Material Relationship (as defined) with any of the Stockholders.

"Extraordinary Transaction" means (1) any "Rule 13e-3 transaction" as defined by Rule 13e-3 of the Securities Exchange Act of 1934, as amended and in effect on April 5, 1999, or (2) the adoption of any plan or proposal for the liquidation or dissolution of the Company, or any spin-off or split-up of any kind involving the Company, in any case (whether pursuant to clause 1 or 2) that was proposed by or on behalf of the Stockholders.

On April 30, 1999, the Stockholders reported in their amended Schedule 13D filed under the Securities Exchange Act of 1934 that:

(a) CM Strategic acquired 768,098 shares of the Company's common stock on April 29, 1999, and beneficially owns 3,436,863 shares of common stock (including 194,521 shares issuable upon exercise of certain warrants), which represent approximately 41.2% of the outstanding shares;

(b) CM Strategic II acquired 450,000 shares of the Company's common stock on April 29, 1999, and beneficially owns 1,140,481 shares of common stock, which represent approximately 14.5% of the outstanding shares;

(c) Carl Marks Management Company, LP ("CM Management"), the general partner of CM Strategic and CM Strategic II, beneficially owns 4,577,344 shares of common stock (including 194,521 shares issuable upon exercise of certain warrants), which represent approximately 54.9% of the outstanding shares;

(d) Andrew M. Boas, a general partner of CM Management and a director of the Company, beneficially owns 4,928,486 shares of common stock (including 194,521 shares issuable upon exercise of certain warrants and 25,000 shares issuable upon exercise of certain options), which represent approximately 59.0% of the outstanding shares; and

(e) Robert C. Ruocco, a general partner of CM Management, beneficially owns 4,894,329 shares of common stock (including 194,521 shares issuable upon exercise of certain warrants), which represent approximately 58.7% of the outstanding shares.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999, in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff brought suit against a subsidiary of the Company alleging that the defendant owes the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. The defendant denies the claim and is vigorously defending the lawsuit. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

The Company is involved in certain other claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

       Exhibit
       Number                        Description
       -------                       -----------

         10.1 Stockholder Agreement dated April 5, 1999, between the Company and Carl Marks Management Company, L.P., et. al.

         11.1     Statement re: Computation of Per Share Earnings.

         27.1     Financial Date Schedule for the nine and three months ended
                  March 31, 1999.

REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THOUSAND TRAILS, INC.

Date:    May 13, 1999         By:   /s/ William J. Shaw
                                   ---------------------
                                   William J. Shaw
                                   President, Chief Executive Officer
                                   and acting Chief Financial Officer


Date:    May 13, 1999         By:   /s/ Bryan D. Reed
                                   -------------------
                                   Bryan D. Reed
                                   Chief Accounting Officer

                               INDEX TO EXHIBITS

       Exhibit
       Number                        Description
       -------                       -----------

         10.1 Stockholder Agreement dated April 5, 1999, between the Company and Carl Marks Management Company, L.P., et. al.

         11.1     Statement re: Computation of Per Share Earnings.

         27.1     Financial Date Schedule for the nine and three months ended
                  March 31, 1999.