Form 10-K
period 1999-06-30
THOUSAND TRAILS INC /DE/
filed 1999-09-24
CIK 1024124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1999

                         Commission file number 1-14645


                              THOUSAND TRAILS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                                               75-2138671
---------------------------------------                                  -------------------------------------
  (State or other jurisdiction of                                          (I.R.S. employer identification no.)
    incorporation or organization)


          2711 LBJ FREEWAY,
        SUITE 200, DALLAS, TX                                                           75234
---------------------------------------                                  -------------------------------------
   (Address of principal executive                                                    (Zip Code)
               offices)


Registrant's telephone number, including area code:                                 (972) 243-2228
                                                                         -------------------------------------


Securities registered pursuant to Section 12(b) of the Act:


                                                                                Name of each exchange
         Title of each class                                                     on which registered
---------------------------------------                                  -------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                                         AMERICAN STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:                              NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At September 24, 1999, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $13.7 million.

At September 24, 1999, there were 7,972,228 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                     Page
                                                                                                     ----
                                                 PART I

Item 1.           Business.............................................................................4
Item 2.           Properties..........................................................................13
Item 3.           Legal Proceedings...................................................................16
Item 4.           Submission of Matters to a Vote of Security-Holders.................................16


                                                 PART II

Item 5.           Market for Registrant's Common Equity and Related
                     Stockholder Matters..............................................................17
Item 6.           Selected Financial Data.............................................................20
Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............................................22
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..........................39
Item 8.           Financial Statements and Supplementary Data.........................................40
Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..............................................75


                                                PART III

Item 10.          Directors and Executive Officers of the Registrant..................................76
Item 11.          Executive Compensation..............................................................76
Item 12.          Security Ownership of Certain Beneficial Owners
                     and Management...................................................................76
Item 13.          Certain Relationships and Related Transactions......................................76


                                                 PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K......................................................................77
Signature Page .......................................................................................85

                                     PART I



ITEM 1.  BUSINESS

OVERVIEW

GENERAL. Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 106,000 members as of June 30, 1999. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the US Forest Service. The Company's principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234, its telephone number is (972) 243-2228, and its home page on the Internet is www.thousandtrails.com.

The Company entered the membership campground business in 1991 with the acquisition of 100% of the capital stock of National American Corporation, a Nevada corporation (collectively with its subsidiaries, "NACO") and 69% of the capital stock of Thousand Trails, Inc., a Washington corporation (collectively with its subsidiaries, "Trails"). The Company subsequently increased its ownership in Trails to 100% and merged Trails into the Company. Prior to acquiring NACO and Trails, the Company purchased contracts receivable generated by them from the sale of campground memberships on the installment basis. The Company was incorporated in 1984, NACO was incorporated in 1967, and Trails was incorporated in 1969. In 1996, the Company, then known as USTrails Inc., reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc.

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

Members using the campgrounds may bring their own recreational vehicles ("RVs"), tents or other sleeping equipment, rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 1999, there were approximately 70,000 campground members in the Thousand Trails system and 36,000 campground members in the NACO system. However, approximately 40% of the NACO campground members and approximately 58% of the Thousand Trails campground members possess the right to use the campgrounds in both networks. The largest percentage of campground members reside in California (approximately 37%). Large numbers of campground members also reside in Florida, Oregon, Texas, and Washington.

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

EXISTING MEMBERSHIP. At June 30, 1999, the Company had 106,000 campground members. The majority of these members have been members for over 10 years. The Company's membership base has declined significantly over the past five fiscal years and, net of new sales, the membership base is presently declining at the rate of approximately 5% per year. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must significantly increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations.

MEMBERSHIP SALES. The Company's membership sales declined significantly in the early 1990's due to increasing marketing costs and other factors. Over the past five years, the Company has been rebuilding its sales and marketing organization with a view to stopping the decline in its membership base. Although the Company's membership sales have increased, the level of sales has not met the Company's expectations. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, in fiscal 1997, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc. ("Fleetwood"), the largest manufacturer of recreational vehicles ("RVs"). Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. Purchasers of new Fleetwood RVs accounted for approximately 10% of sales in fiscal 1999 and 1998. In the fourth quarter of fiscal 1998, the Company entered into a similar marketing arrangement with a major RV financing company and it plans to seek other similar alliances. The Company has also recently entered into reciprocal sales agreements with two other companies in an effort to increase sales.

The Company's current membership products offer the consumer a choice of membership options ranging from the use of approximately five campgrounds in a defined geographic region to the entire system of campgrounds with sales prices ranging from $1,995 to $4,995. The Company currently requires a down payment of at least $495 (at least 25% of the sales price prior to January 1999) and will finance the balance for periods of up to 36 months. In addition to the sales price, the memberships require payment of annual dues, which averaged $352 on new sales in fiscal 1999. During fiscal 1999, 1998, and 1997, the Company sold approximately 4,200, 2,900, and 3,400 new memberships, respectively. The average sales price was $1,254 in fiscal 1999, $1,164 in fiscal 1998, and $707 in fiscal 1997.

The Company has the capacity to sell approximately 71,000 additional new campground memberships in the future, assuming the sale of ten memberships for each existing campsite. Further downsizing of the Company's business would reduce this capacity.

Most memberships are transferable with payment of a transfer fee to the Company. The membership contracts, however, prohibit the sale of a membership for a profit.

MARKETING. The Company believes that camping is a popular and growing activity in the United States. The Company believes this is reflected in sales of RVs and camping equipment as well as campground use. Moreover, the Company believes the aging of the baby boomers will have a positive effect on sales of RVs and camping equipment, and lead to more family camping.

While most campers use national or state parks, the Company believes that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company believes that many campers are "amenity" campers, whose needs match the benefits provided by the Company's campgrounds, such as pools, lodges, sport courts, and recreational activities. The Company believes that the needs of amenity campers are not being met by underfunded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

DUES. The Company's campground members, including members who own a deeded undivided interest in a campground, pay annual dues ranging generally from $100 to $600. The annual dues collected from campground members constitute general revenue of the Company. The Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. However, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company's campground members was $357 for fiscal 1999, $351 for fiscal 1998, and $344 for fiscal 1997. The increases resulted primarily from the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company's new members generally pay annual dues at a higher level than the older members retiring from the system.

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

MAINTENANCE AND IMPROVEMENTS. The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 1999, the Company spent $4.8 million on major maintenance, repairs, and capital improvements at the campgrounds and anticipates that it will spend an additional $5.2 million on such items in fiscal 2000. The Company may be required to spend greater amounts on such items in future years as the facilities age.

RESORT PARKS INTERNATIONAL. NACO members and holders of dual-system memberships, which permit the member to use the campgrounds in both the NACO and Thousand Trails systems, may join a reciprocal program operated by Resort Parks International, Inc. ("RPI"), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 300 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 1999, there were approximately 77,000 RPI members, of which approximately 59,000 were members of campgrounds that are not affiliated with the Company.

CAMPGROUND MANAGEMENT. UST Wilderness Management Corporation ("Wilderness Management"), a wholly owned subsidiary of the Company, manages 169 public campgrounds for the US Forest Service containing a total of 3,850 campsites. Pursuant to its management contracts with the US Forest Service, Wilderness Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the US Forest Service. These management contracts typically have five-year terms.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campground, reciprocal use, and campground management operations is set forth in Note 14 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 1999, 1998, and 1997, the Company sold certain of its real estate assets and received proceeds of $2.2 million, $8.6 million, and $4.7 million, respectively. During this three-year period, the Company sold various properties at resorts not related to its campground operations. In addition, the Company sold several campgrounds, excess acreage, and unused buildings and trailers. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale, any campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

When there are outstanding borrowings under the Credit Agreement (as amended, the "Credit Agreement"), between the Company and Foothill Capital Corporation ("Foothill"), all proceeds from asset sales must be paid to Foothill and applied to reduce such borrowings.

CONTRACTS RECEIVABLE

Prior to April 1992, the Company sold substantially all of its campground memberships on the installment basis, creating a portfolio of contracts receivable. This portfolio has declined significantly as the Company has collected the outstanding contracts receivable. Since April 1992, the Company has sold only a limited number of campground memberships on an installment basis. However, during fiscal 1999, the Company financed the sale of approximately 24% of the new campground memberships, and the portfolio of contracts receivable may grow if sales volume increases and new members elect to finance their purchase. Otherwise, the portfolio of contracts receivable will continue to decline.

Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging generally from 9.5% to 16%, with a weighted average stated interest rate of 13% as of June 30, 1999. Monthly installment payments range generally from $34 to $207 over the term of the contracts receivable, which can be up to ten years. The terms of most newer contracts receivable, however, have averaged two years or less.

At June 30, 1999, 97% of the campground members had paid for their membership in full, and the remaining outstanding contracts receivable had an average remaining term of 15 months.

As of June 30, 1999, the Company owned contracts receivable with an aggregate principal balance of $3.4 million (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contracts Receivable " in Item
7).

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

The Company's campgrounds are also subject to a variety of federal and state environmental statutes and regulations. Environmental issues may exist at some of the campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management believes that these issues will not have a material adverse impact on the Company's operations or financial position, as the Company has conducted environmental testing to identify and correct a number of these problems, and has removed substantially all underground storage tanks. The Company does not possess insurance or indemnification agreements with respect to any environmental liability that it may incur.

Most of the states in which the Company does business have laws regulating campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market.

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

COMPETITION

Based on an internally conducted analysis, the Company estimates there are approximately 15,000 privately owned campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 106,000 are the Company's members. This information was derived from a review of publicly available directories of campgrounds, including those of the Company's competitors. During this analysis, the

Company identified duplicative directory entries and compiled an estimate of the total number of campgrounds and members.

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

Wilderness Management competes directly with approximately four other companies in bidding for contracts to manage public campgrounds for the US Forest Service. Wilderness Management currently has contracts to manage 169 of the approximately 3,000 campgrounds operated for the US Forest Service by private companies.

Coast to Coast Resorts, RPI's primary competitor and the largest reciprocal use system, has approximately 400 affiliated campgrounds and more than 225,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members.

EMPLOYEES

As of June 30, 1999, the Company had 732 full-time employees and 107 part-time employees. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. As of June 30, 1999, the Company had 1,087 seasonal employees. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

OFFICES. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 3711 Long Beach Blvd., Suite 110, Long Beach, California 90807.

CAMPGROUNDS. The Company currently operates 53 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 14. The amenities presently available at each campground are listed on the chart on page 15. The Company owns 52 of these campgrounds and leases the LaConner campground and portions of the Lake Tawakoni and Snowflower campgrounds. The Company has sold undivided interests to members at six of the campgrounds. Of the 53 campgrounds, 30 operate all year, 10 operate year-round but provide only limited services during the off-season, and 12 operate seasonally only. One campground is temporarily closed due to flood damage.

ENCUMBRANCES. The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement between the Company and Foothill. As of the date of this report the Company had outstanding borrowings of $11.6 million under the Credit Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7). All of the Company's subsidiaries (other than an immaterial utility subsidiary) have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Credit Agreement, and subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

Some states, including California, Oregon, and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to sell or close, or a lienholder to foreclose a lien on, a campground. In certain states, these statutes permit sale, closure, or foreclosure if the holders of related memberships receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement contain similar nondisturbance provisions. As a consequence, although the Company may be able to sell or close some of its campgrounds as it has done in the past, a sale or closure of significant numbers of campgrounds would likely be limited by state law or the membership contracts themselves, and a foreclosure of liens on significant numbers of campgrounds would also likely be limited. The impact of the rights of members under these laws and nondisturbance provisions is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company or lienholder to realize recoveries from asset sales.

OTHER. The Company owns less than 100 residential lots and other miscellaneous real estate at three resorts not related to its campground operations, and various other parcels of undeveloped real estate, that it intends to sell over time.

                              THOUSAND TRAILS, INC.
                                   CAMPGROUNDS


   [A MAP OF THE UNITED STATES OF AMERICA WITH PLOT POINTS DEPICTING THOUSAND
               TRAILS AND NACO CAMPGROUND LOCATIONS APPEARS HERE]


o THOUSAND TRAILS CAMPGROUNDS                                        o NACO CAMPGROUNDS
  ---------------------------                                          ----------------

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

---------------------------------------------------------------------------------------------------------------------------------
                 CAMPGROUND                                                                                FAMILY
               FACILITIES AND                                                  TENT          ADULT        CENTER/
                  AMENITIES                      ACREAGE       RV SITES        SITES         LODGE        PAVILION        POOL
---------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
---------------------------------------------------------------------------------------------------------------------------------
Bend                                                93            300            10             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Chehalis                                           306            278                           1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Chesapeake Bay                                     280            373            19             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Colorado River                                     217            128                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Cultus Lake                                         14            185            12             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Forest Lake                                        205            294            12             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Hershey                                            196            310                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Horseshoe Lakes                                    202            118                                          1             1
---------------------------------------------------------------------------------------------------------------------------------
Idyllwild                                          181            287            38             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Kenisee Lake                                       159             83            10                            1             1
---------------------------------------------------------------------------------------------------------------------------------
LaConner                                           106            313                           1              1
---------------------------------------------------------------------------------------------------------------------------------
Lake Conroe                                        130            285                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Lake Of The Springs                                176            541            12             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Lake Tawakoni                                      300            318             1             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Lake Texoma                                        198            319             2             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Lake Whitney                                       253            244             3             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Las Vegas                                           11            217             2                            1             1
---------------------------------------------------------------------------------------------------------------------------------
Leavenworth                                        279            275                           1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Lynchburg                                          150            223                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Medina Lake                                        260            387                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Morgan Hill                                         62            317            28             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Mount Vernon                                       185            248             3             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Oakzanita Springs                                  118            121            30             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Orlando                                            269            734                           1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Pacific City                                       105            305             1             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Palm Springs                                        28            392                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Pio Pico                                           182            453            12             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
San Benito                                         200            517            51             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Soledad Canyon                                     230            809             9             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Saint Clair                                        110            110             8             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Verde Valley                                       300            333             6                            2             1
---------------------------------------------------------------------------------------------------------------------------------
Wilmington                                         109            125                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
NACO
---------------------------------------------------------------------------------------------------------------------------------
Bay Landing                                        305            257                                          1             1
---------------------------------------------------------------------------------------------------------------------------------
Birch Bay                                           30            215             8             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Carolina Landing                                   119            193                                          1             2
---------------------------------------------------------------------------------------------------------------------------------
Cherokee Landing                                    55            341                                          1             1
---------------------------------------------------------------------------------------------------------------------------------
Chestnut Lake                                       31            179                           1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Indian Lakes                                       545           1202            50             2              1             3
---------------------------------------------------------------------------------------------------------------------------------
Indian Point                                        11            157                                          1             2
---------------------------------------------------------------------------------------------------------------------------------
Lake Minden                                         97            162           161                            1
---------------------------------------------------------------------------------------------------------------------------------
Little Diamond                                     200            541           100             1              4             1
---------------------------------------------------------------------------------------------------------------------------------
Long Beach                                          17            120            20                            1             1
---------------------------------------------------------------------------------------------------------------------------------
Natchez Trace                                      623            561                                          1             2
---------------------------------------------------------------------------------------------------------------------------------
Rainier                                            107            609           300                            1             1
---------------------------------------------------------------------------------------------------------------------------------
Rancho Oso                                         310            118            50             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Russian River                                       42            125            30                            1
---------------------------------------------------------------------------------------------------------------------------------
Snowflower                                         720            248            10                                          1
---------------------------------------------------------------------------------------------------------------------------------
South Jetty                                         60            162            10             1              1             1
---------------------------------------------------------------------------------------------------------------------------------
Turtle Beach                                        39             72           120
---------------------------------------------------------------------------------------------------------------------------------
Virginia Landing                                   339            210                                          1             1
---------------------------------------------------------------------------------------------------------------------------------
Wilderness Lakes                                    74            523             5             1              1             2
---------------------------------------------------------------------------------------------------------------------------------
Windsor                                             17             95            25                            1             1
---------------------------------------------------------------------------------------------------------------------------------
Yosemite Lakes                                     387            379           131                            1
---------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                 CAMPGROUND                                                                              TRAILERS
               FACILITIES AND                    TENNIS       ATHLETIC       VEHICLE      RESTROOMS/     (SEASONAL     HORSESHOE
                  AMENITIES                      COURT          COURT        STORAGE       SHOWERS     AVAILABILITY)      PITS
----------------------------------------------------------------------------------------------------------------------------------
Thousand Trails
----------------------------------------------------------------------------------------------------------------------------------
Bend                                                 2             1             1              6            17              4
----------------------------------------------------------------------------------------------------------------------------------
Chehalis                                             2             2             1              8             9              7
----------------------------------------------------------------------------------------------------------------------------------
Chesapeake Bay                                       1             1             1              4            45              6
----------------------------------------------------------------------------------------------------------------------------------
Colorado River                                       1             1             1              2            10              4
----------------------------------------------------------------------------------------------------------------------------------
Cultus Lake                                          2             2             1              4             5              2
----------------------------------------------------------------------------------------------------------------------------------
Forest Lake                                          2             1             1              3            16              4
----------------------------------------------------------------------------------------------------------------------------------
Hershey                                              1             1             1              3            38              4
----------------------------------------------------------------------------------------------------------------------------------
Horseshoe Lakes                                      2             1             1              2            11              4
----------------------------------------------------------------------------------------------------------------------------------
Idyllwild                                                          3             1              6            28              4
----------------------------------------------------------------------------------------------------------------------------------
Kenisee Lake                                                       1             1              2                            2
----------------------------------------------------------------------------------------------------------------------------------
LaConner                                                           1             1              6            15              6
----------------------------------------------------------------------------------------------------------------------------------
Lake Conroe                                          2             2             1              4            32              8
----------------------------------------------------------------------------------------------------------------------------------
Lake Of The Springs                                  1             2             1             12            36              8
----------------------------------------------------------------------------------------------------------------------------------
Lake Tawakoni                                                      1             1              5            24              8
----------------------------------------------------------------------------------------------------------------------------------
Lake Texoma                                                        1             1              6            12              6
----------------------------------------------------------------------------------------------------------------------------------
Lake Whitney                                         1             1             1              5            21              8
----------------------------------------------------------------------------------------------------------------------------------
Las Vegas                                                          2             1              3                            2
----------------------------------------------------------------------------------------------------------------------------------
Leavenworth                                          4             2             1              8             5              5
----------------------------------------------------------------------------------------------------------------------------------
Lynchburg                                            2             6             1              5             5              7
----------------------------------------------------------------------------------------------------------------------------------
Medina Lake                                                        1             1              4            34              4
----------------------------------------------------------------------------------------------------------------------------------
Morgan Hill                                          1             1             1              7            23              4
----------------------------------------------------------------------------------------------------------------------------------
Mount Vernon                                                       1             1              6             5              4
----------------------------------------------------------------------------------------------------------------------------------
Oakzanita Springs                                                  1             1              2            16              4
----------------------------------------------------------------------------------------------------------------------------------
Orlando                                              2                           1              7            30              6
----------------------------------------------------------------------------------------------------------------------------------
Pacific City                                                       2             1              5            18             12
----------------------------------------------------------------------------------------------------------------------------------
Palm Springs                                                       1             1              4            19              4
----------------------------------------------------------------------------------------------------------------------------------
Pio Pico                                                           5             3              8            17             12
----------------------------------------------------------------------------------------------------------------------------------
San Benito                                                         1             1              7            28              4
----------------------------------------------------------------------------------------------------------------------------------
Soledad Canyon                                       2             3             1             14            52             13
----------------------------------------------------------------------------------------------------------------------------------
Saint Clair                                                                      1              3            14              2
----------------------------------------------------------------------------------------------------------------------------------
Verde Valley                                                       1             2              3            15              8
----------------------------------------------------------------------------------------------------------------------------------
Wilmington                                           1             2             1              2            13              2
----------------------------------------------------------------------------------------------------------------------------------
NACO
----------------------------------------------------------------------------------------------------------------------------------
Bay Landing                                                        1             1              2                            6
----------------------------------------------------------------------------------------------------------------------------------
Birch Bay                                                                        1              3            13              2
----------------------------------------------------------------------------------------------------------------------------------
Carolina Landing                                     2             1             1              4                            4
----------------------------------------------------------------------------------------------------------------------------------
Cherokee Landing                                     1             1             1              3                            3
----------------------------------------------------------------------------------------------------------------------------------
Chestnut Lake                                                                    1              1            16              2
----------------------------------------------------------------------------------------------------------------------------------
Indian Lakes                                         2             2             1              5                            8
----------------------------------------------------------------------------------------------------------------------------------
Indian Point                                                                     1              2             3              1
----------------------------------------------------------------------------------------------------------------------------------
Lake Minden                                                        1             1              3            15              2
----------------------------------------------------------------------------------------------------------------------------------
Little Diamond                                                     1             1              5             4              3
----------------------------------------------------------------------------------------------------------------------------------
Long Beach                                                                       1              2             6              2
----------------------------------------------------------------------------------------------------------------------------------
Natchez Trace                                        1                           1              5                            1
----------------------------------------------------------------------------------------------------------------------------------
Rainier                                                            1             1             10            14              8
----------------------------------------------------------------------------------------------------------------------------------
Rancho Oso                                           1                           1              3            20              4
----------------------------------------------------------------------------------------------------------------------------------
Russian River                                                                                   4            10              2
----------------------------------------------------------------------------------------------------------------------------------
Snowflower                                                                       1             11             6              3
----------------------------------------------------------------------------------------------------------------------------------
South Jetty                                                                      1              5            14              3
----------------------------------------------------------------------------------------------------------------------------------
Turtle Beach                                                                     1              2                            2
----------------------------------------------------------------------------------------------------------------------------------
Virginia Landing                                                                 1              3                            2
----------------------------------------------------------------------------------------------------------------------------------
Wilderness Lakes                                     1             1             1              8            32              6
----------------------------------------------------------------------------------------------------------------------------------
Windsor                                                                          1              1             7              3
----------------------------------------------------------------------------------------------------------------------------------
Yosemite Lakes                                                     1             1              8            22              4
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                 CAMPGROUND                     CHILDREN'S
               FACILITIES AND                      PLAY         TRADING      MINIATURE       SHUFFLE
                  AMENITIES                        AREA          POST           GOLF          BOARD          SPA
-------------------------------------------------------------------------------------------------------------------
Thousand Trails
-------------------------------------------------------------------------------------------------------------------
Bend                                                  2             1              1             1
-------------------------------------------------------------------------------------------------------------------
Chehalis                                              1             1              1             1              1
-------------------------------------------------------------------------------------------------------------------
Chesapeake Bay                                        3             1              1             2              1
-------------------------------------------------------------------------------------------------------------------
Colorado River                                        2             1              1             1              1
-------------------------------------------------------------------------------------------------------------------
Cultus Lake                                           2             1                            2
-------------------------------------------------------------------------------------------------------------------
Forest Lake                                           2             1              1             2              2
-------------------------------------------------------------------------------------------------------------------
Hershey                                               1                            1                            1
-------------------------------------------------------------------------------------------------------------------
Horseshoe Lakes                                      10                            1             2
-------------------------------------------------------------------------------------------------------------------
Idyllwild                                             3             1              1             2
-------------------------------------------------------------------------------------------------------------------
Kenisee Lake                                          2                            1             1              1
-------------------------------------------------------------------------------------------------------------------
LaConner                                              3             1              1             3              1
-------------------------------------------------------------------------------------------------------------------
Lake Conroe                                           2             1              1             2              1
-------------------------------------------------------------------------------------------------------------------
Lake Of The Springs                                   3             1              1             1
-------------------------------------------------------------------------------------------------------------------
Lake Tawakoni                                         2             1              1             8              2
-------------------------------------------------------------------------------------------------------------------
Lake Texoma                                           2             1              1             2              2
-------------------------------------------------------------------------------------------------------------------
Lake Whitney                                          2             1              1             2              1
-------------------------------------------------------------------------------------------------------------------
Las Vegas                                             1             1                            1              1
-------------------------------------------------------------------------------------------------------------------
Leavenworth                                           2             1              1             4
-------------------------------------------------------------------------------------------------------------------
Lynchburg                                             2             1              1             2              1
-------------------------------------------------------------------------------------------------------------------
Medina Lake                                           3             1              1             4              1
-------------------------------------------------------------------------------------------------------------------
Morgan Hill                                           3             1              1             4
-------------------------------------------------------------------------------------------------------------------
Mount Vernon                                          2             1              1             1              1
-------------------------------------------------------------------------------------------------------------------
Oakzanita Springs                                     3             1              1             2              1
-------------------------------------------------------------------------------------------------------------------
Orlando                                               2             1              1            16              1
-------------------------------------------------------------------------------------------------------------------
Pacific City                                          2             1              1             1
-------------------------------------------------------------------------------------------------------------------
Palm Springs                                                        1                            2              1
-------------------------------------------------------------------------------------------------------------------
Pio Pico                                              3             1              1             8              2
-------------------------------------------------------------------------------------------------------------------
San Benito                                            4             1              1             6              2
-------------------------------------------------------------------------------------------------------------------
Soledad Canyon                                        7             1              1             8              1
-------------------------------------------------------------------------------------------------------------------
Saint Clair                                           2             1              1             1
-------------------------------------------------------------------------------------------------------------------
Verde Valley                                          3             1                            2              1
-------------------------------------------------------------------------------------------------------------------
Wilmington                                            2             1                            2              1
-------------------------------------------------------------------------------------------------------------------
NACO
-------------------------------------------------------------------------------------------------------------------
Bay Landing                                           1             1              1             4
-------------------------------------------------------------------------------------------------------------------
Birch Bay                                             1             1
-------------------------------------------------------------------------------------------------------------------
Carolina Landing                                      1             1              1
-------------------------------------------------------------------------------------------------------------------
Cherokee Landing                                      1             1              1             2
-------------------------------------------------------------------------------------------------------------------
Chestnut Lake                                         1             1              1             2
-------------------------------------------------------------------------------------------------------------------
Indian Lakes                                          3             1              1             2
-------------------------------------------------------------------------------------------------------------------
Indian Point                                          1             1              1
-------------------------------------------------------------------------------------------------------------------
Lake Minden                                           1             1
-------------------------------------------------------------------------------------------------------------------
Little Diamond                                        3             1                                           2
-------------------------------------------------------------------------------------------------------------------
Long Beach                                            2             1                                           1
-------------------------------------------------------------------------------------------------------------------
Natchez Trace                                         4             1              1
-------------------------------------------------------------------------------------------------------------------
Rainier                                               2             1                                           1
-------------------------------------------------------------------------------------------------------------------
Rancho Oso                                            1             1                                           1
-------------------------------------------------------------------------------------------------------------------
Russian River
-------------------------------------------------------------------------------------------------------------------
Snowflower                                                          1                            2
-------------------------------------------------------------------------------------------------------------------
South Jetty                                           1             1                                           2
-------------------------------------------------------------------------------------------------------------------
Turtle Beach                                          1             1
-------------------------------------------------------------------------------------------------------------------
Virginia Landing                                      2             1              1             2
-------------------------------------------------------------------------------------------------------------------
Wilderness Lakes                                      2             1              1             3              3
-------------------------------------------------------------------------------------------------------------------
Windsor                                               1                                          1
-------------------------------------------------------------------------------------------------------------------
Yosemite Lakes                                        1             1              1             1
-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                 CAMPGROUND                                       BOAT
               FACILITIES AND                                    LAUNCH/       LAUNDRY        CABINS/
                  AMENITIES                      VOLLEYBALL      MARINA        FACILITY       LODGING
------------------------------------------------------------------------------------------------------------
Thousand Trails
------------------------------------------------------------------------------------------------------------
Bend                                                   1                            1             7
------------------------------------------------------------------------------------------------------------
Chehalis                                               1                            1             4
------------------------------------------------------------------------------------------------------------
Chesapeake Bay                                         1             1              1            18
------------------------------------------------------------------------------------------------------------
Colorado River                                         2             1              1
------------------------------------------------------------------------------------------------------------
Cultus Lake                                            1                            1
------------------------------------------------------------------------------------------------------------
Forest Lake                                            1                            1            18
------------------------------------------------------------------------------------------------------------
Hershey                                                1                            1
------------------------------------------------------------------------------------------------------------
Horseshoe Lakes                                        1                            1
------------------------------------------------------------------------------------------------------------
Idyllwild                                              1                            3             4
------------------------------------------------------------------------------------------------------------
Kenisee Lake                                           1                            1
------------------------------------------------------------------------------------------------------------
LaConner                                               1             1              1            17
------------------------------------------------------------------------------------------------------------
Lake Conroe                                            2             1              2
------------------------------------------------------------------------------------------------------------
Lake Of The Springs                                    1             1              1             3
------------------------------------------------------------------------------------------------------------
Lake Tawakoni                                          2             1              1
------------------------------------------------------------------------------------------------------------
Lake Texoma                                            1             1              1            18
------------------------------------------------------------------------------------------------------------
Lake Whitney                                           2                            1
------------------------------------------------------------------------------------------------------------
Las Vegas                                                                           3
------------------------------------------------------------------------------------------------------------
Leavenworth                                            1                            2             8
------------------------------------------------------------------------------------------------------------
Lynchburg                                              2                            1
------------------------------------------------------------------------------------------------------------
Medina Lake                                            2             1              1
------------------------------------------------------------------------------------------------------------
Morgan Hill                                            1                            1
------------------------------------------------------------------------------------------------------------
Mount Vernon                                           1                            1
------------------------------------------------------------------------------------------------------------
Oakzanita Springs                                      1                            1
------------------------------------------------------------------------------------------------------------
Orlando                                                1             1              4
------------------------------------------------------------------------------------------------------------
Pacific City                                           1                            1             4
------------------------------------------------------------------------------------------------------------
Palm Springs                                                                        3
------------------------------------------------------------------------------------------------------------
Pio Pico                                               2                            2
------------------------------------------------------------------------------------------------------------
San Benito                                             2                            1
------------------------------------------------------------------------------------------------------------
Soledad Canyon                                         4                            1
------------------------------------------------------------------------------------------------------------
Saint Clair                                            1             1              2
------------------------------------------------------------------------------------------------------------
Verde Valley                                           1                            1
------------------------------------------------------------------------------------------------------------
Wilmington                                             1                            1
------------------------------------------------------------------------------------------------------------
NACO
------------------------------------------------------------------------------------------------------------
Bay Landing                                            1             1              1            19
------------------------------------------------------------------------------------------------------------
Birch Bay                                              1                            1
------------------------------------------------------------------------------------------------------------
Carolina Landing                                       1                            1            18
------------------------------------------------------------------------------------------------------------
Cherokee Landing                                       1                            1            30
------------------------------------------------------------------------------------------------------------
Chestnut Lake                                          1                            1
------------------------------------------------------------------------------------------------------------
Indian Lakes                                           3             1              3            54
------------------------------------------------------------------------------------------------------------
Indian Point                                           1             1              1            16
------------------------------------------------------------------------------------------------------------
Lake Minden                                            1                            1
------------------------------------------------------------------------------------------------------------
Little Diamond                                         2             1              1             1
------------------------------------------------------------------------------------------------------------
Long Beach                                                                          1
------------------------------------------------------------------------------------------------------------
Natchez Trace                                          1             1              1            58
------------------------------------------------------------------------------------------------------------
Rainier                                                1                            1
------------------------------------------------------------------------------------------------------------
Rancho Oso                                             2                            2
------------------------------------------------------------------------------------------------------------
Russian River                                          1                            1
------------------------------------------------------------------------------------------------------------
Snowflower                                             1                            1             4
------------------------------------------------------------------------------------------------------------
South Jetty                                            1                            1
------------------------------------------------------------------------------------------------------------
Turtle Beach                                           1             1              1
------------------------------------------------------------------------------------------------------------
Virginia Landing                                       1             1              1            19
------------------------------------------------------------------------------------------------------------
Wilderness Lakes                                       1                            4
------------------------------------------------------------------------------------------------------------
Windsor                                                                             1
------------------------------------------------------------------------------------------------------------
Yosemite Lakes                                         1                            2            32
------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

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

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's financial position, operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND TRADING. The Company's common stock (the "Common Stock") has been publicly traded on the American Stock Exchange under the symbol TRV since December 4, 1998. Prior thereto, the Common Stock was publicly traded in the over-the-counter market under the symbol TRLS from November 20, 1996 through December 4, 1998, and under the symbol USTQ from 1992 through November 20, 1996. Historically, the Common Stock has not traded every day and the trading volume has often been small, such that the Common Stock may not be deemed to be traded in an established public trading market. The following table sets forth for the fiscal periods indicated, the high and low bid quotations as quoted through the NASD OTC Bulletin Board System through December 3, 1998, and the high and low sales prices as reported on the American Stock Exchange thereafter. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


[A CHART WITH PLOT POINTS DEPICTING THE HIGH AND LOW BID QUOTATIONS FOR EACH OF
            THE FOUR FISCAL QUARTERS OF 1998 AND 1999 APPEARS HERE]


                                    1999                          1998
                         ------------------------         -------------------
                           High            Low             High         Low
                         -------         -------          -----        ------

     First Quarter         5 1/8           3 5/8          3 1/8        2 1/8
     Second Quarter      5 13/16           3 5/8          5 3/8        3 1/8
     Third Quarter         5 1/4         4 13/16          4 1/2        3 1/4
     Fourth Quarter        4 7/8           4 1/4          4 1/4        3 1/2





As of September 24, 1999, the Company's Common Stock was held by 87 holders of record. Moreover, security position listings available to the Company listed approximately 450 beneficial holders of Common Stock.

ABSENCE OF DIVIDENDS. Since inception, the Company has not paid any dividends. The Credit Agreement prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill, until the Credit Agreement is terminated.

TRANSFER RESTRICTIONS. The Company's Common Stock is subject to transfer restrictions designed to avoid an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"). These transfer restrictions are designed to help assure that the Company's substantial net operating loss carryforwards ("NOLs"), which are estimated to total $27.4 million at June 30, 1999, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

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

RECENT SALES OF UNREGISTERED SECURITIES. In December 1991, the Company issued warrants to acquire 194,521 shares of Common Stock at $4.24 per share. In June 1992, the Company issued warrants to acquire 290,314 shares of Common Stock at $4.24 per share. The warrants were issued in transactions exempt from registration under the Securities Act of 1933, as amended. In such transactions, the warrants were issued to creditors of the company who were sophisticated, and the warrants were subject to appropriate restrictions on their transfer. In June 1999, the holders of certain of these warrants exercised them and acquired a total of 244,308 shares of Common Stock in transactions exempt under Section 4(2) of such Act. The Company received proceeds of $1,230,931 from the exercise of these warrants, which it used to reduce borrowings under its Credit Agreement with Foothill. 237,219 of these warrants expired on June 30, 1999 without being exercised.

ITEM 6.  SELECTED FINANCIAL DATA
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                                 For the year ended June 30,
                                                 ----------------------------------------------------------
                                                   1999        1998         1997       1996(1)      1995(1)
                                                 --------    --------    --------     --------     --------
                                                                                     (Restated)   (Restated)
STATEMENT OF OPERATIONS DATA:
  Total revenue                                  $ 67,925    $ 75,509    $ 77,181     $ 91,022     $ 91,392
    Membership dues                                36,455      37,330      39,945       39,924       41,175
  Other campground/resort revenues                 17,954      16,475      17,906       22,288       23,506
  Membership and lot sales                          4,085       3,894       3,477        3,013        4,074
  Interest income                                   2,068       2,635       3,726        6,756        9,935
  Interest expense and amortization                 2,957       4,599       9,084       17,693       20,960
  Income (loss) from operations before taxes,
    minority interest and extraordinary item        7,915      15,716       7,169         (240)     (11,573)

  Extraordinary gain on debt repurchases               --          --          --        1,390           --
  Net income (loss)                                 5,571      24,879       6,799        1,109      (11,828)
  Dividends paid (2)                                   --          --          --           --           --
  Dividends paid per share (2)                         --          --          --           --           --
  Income (loss) per share data-basic (3):
   Income (loss) before extraordinary item            .73        3.36         .94         (.08)       (3.19)
   Extraordinary item                                  --          --          --          .38           --
   Net income (loss)                                  .73        3.36         .94          .30        (3.19)
   Weighted average shares                          7,630       7,407       7,223        3,703        3,703
  Income (loss) per share data-diluted (3):
   Income (loss) before extraordinary item            .66        2.96         .88         (.08)       (3.19)
   Extraordinary item                                  --          --          --          .38           --
   Net income (loss)                                  .66        2.96         .88          .30        (3.19)
   Weighted average shares                          8,475       8,398       7,704        3,721        3,703

BALANCE SHEET DATA (AT END OF YEAR):
   Cash and cash equivalents                        2,197      13,631       1,343       37,403       50,596
   Receivables, net                                 2,184       4,181       7,517       13,219       18,698
   Campground properties                           36,941      37,991      42,764       46,309       51,960
   Resort properties                                   75       1,092       1,530        2,902        5,736
  Total assets                                     56,804      74,262      63,302      111,631      137,517
   PIK Notes, including deferred gain                  --      32,973      29,393           --           --
   Borrowings under Credit Agreement               10,887          --      14,097           --           --
   Secured Notes, net of discount                      --          --          --       94,350      115,490
   Other notes payable                                 --          --         604        1,102        4,753
  Long term debt                                    8,787      32,973      38,230       66,922       98,308
  Stockholders' equity (deficit)                    9,648       2,754     (22,168)     (31,952)     (33,054)

 STATISTICAL DATA (AT END OF YEAR):
  Number of operating campgrounds                      53          53          55           58           60
  Number of campsites                              17,700      17,700      18,400       19,300       19,400
  Number of members                               106,000     111,000     120,000      128,000      136,000
  Average annual dues per member                     $357        $351        $344         $335         $329
  Average cost per camper night                  $  17.62    $  18.23    $  18.13     $  18.03     $  19.69


(1) The historical Selected Financial Data has been restated for the fiscal years indicated because for fiscal 1997 the Company changed its accounting method to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold (see Note 2 to the consolidated financial statements included in Item 8).

(Footnotes continued)

(2) During the periods presented, the Company has been prohibited from paying any cash dividends by the indentures governing its Secured Notes and PIK Notes, and by the Credit Agreement with Foothill.

(3) As part of a restructuring of the Company, on July 17, 1996, the Company issued 3,680,550 additional shares of Common Stock, which represent 45% of the shares of Common Stock currently outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

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

The Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company also intends to explore the possible acquisition of members through the purchase of other membership campground organizations, many of whom are experiencing financial difficulties. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

DEBT RESTRUCTURINGS. In July 1996, the Company consummated a restructuring of its 12% Secured Notes Due 1998 (the "Secured Notes") whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. This restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the

Company believes it can support under its downsized operations. As part of this restructuring, the Company issued $40.2 million principal amount of 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") and 3,680,550 shares of Common Stock, and it entered into the Credit Agreement with Foothill (see "Borrowings").

On December 15, 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding and paid $1.7 million of accrued interest thereon. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the Credit Agreement with Foothill.

CASH. On June 30, 1999, the Company had approximately $2.2 million of cash and cash equivalents, a decrease of $11.4 million during fiscal 1999. During the year, the Company's operating activities produced $11.8 million of cash, its investing activities used $0.7 million of cash, and its financing activities used $22.6 million of cash. The Company's financing activities reduced outstanding debt by $22.0 million, including the $12.5 million of cash used to partially fund the redemption of the PIK Notes, and were partially offset by proceeds of $1.3 million from the issuance of Common Stock. The Company's investing activities consisted of $2.2 million in proceeds from the sale of assets, less $1.7 million spent on capital improvements at the campgrounds and $1.2 million of HUD-related expenditures.

With respect to the Company's operating activities, for fiscal 1999, the principal sources of cash were $61.6 million from operations, $6.1 million in principal and interest collections on contracts receivable and invested cash, and $4.4 million from sales of campground memberships and lots. Principal uses of operating cash for fiscal 1999 were $40.3 million in operating expenses, $10.2 million in administrative expenses (including general and administrative expenses and corporate member services costs), and $6.2 million in sales and marketing expenditures.

During fiscal 1997 and the first-half of fiscal 1998, the Company repaid all of its original borrowings under the Credit Agreement with Foothill. On October 21, 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and additional amounts to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

On December 15, 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. As a result of subsequent repayments, on June 30, 1999, the Company had $10.9 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.0 million for working capital purposes. The Company's ability to borrow up to an additional $10.0 million to fund its possible acquisition of members through the purchase of other membership campground operations will expire on December 31, 1999. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $11.6 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $3.3 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

CONTRACTS RECEIVABLE. As of June 30, 1999, the Company on a consolidated basis owned $3.4 million of contracts receivable related to the sale of campground memberships and lots (see "Contracts Receivable" in Item 1). Because of low interest rates available in the marketplace during fiscal 1999, 1998, and 1997, some members chose to prepay their accounts, and the Company received principal payments of $723,000, $1.1 million, and $1.6 million, respectively, in excess of scheduled payments. The Company may continue to experience such prepayments in the future, although at a decreasing rate as the contracts receivable portfolio continues to decline.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts was 30% of gross contracts receivable at June 30, 1999, compared with 31% of gross contracts receivable at June 30, 1998 and 1997. The cancellation rate as a percentage of average contracts receivable was 8% for fiscal 1999, compared with 8% for fiscal 1998 and 7% for fiscal 1997. In fiscal 1999, 1998, and 1997, the Company reduced the allowance for doubtful accounts on the contracts receivable by $886,000, $1.0 million, and $1.2 million, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

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

In 1997, 1998, and 1999, the cancellation rates were essentially unchanged. However, the contracts receivable portfolio also declined faster than projected primarily because collections each year exceeded estimates. As a result, using the same methodology and considering the same factors deemed relevant to the analysis as in 1996, the Company reduced the allowance to approximately 31% of the portfolio in 1997 and 1998 and 30% in 1999.

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

Change in Receivables

The net balance of contracts receivable decreased by $2.0 million during fiscal 1999, due primarily to $4.2 million in cash collections on contracts receivable, offset by new financed sales, an $886,000 reduction in the allowance for doubtful accounts, and scheduled amortization of the allowances for interest discount, collection costs, and valuation discount.

CAMPGROUND AND RESORT PROPERTIES. The Company's campground properties consist of land, buildings, and other equipment used in administration and operations as well as land held for sale. Campground properties decreased by $1.0 million in fiscal 1999 due primarily to $2.6 million of depreciation on property and equipment, partially offset by $1.7 million of capital expenditures.

The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 1999, the Company spent $4.8 million on major maintenance, repairs, and improvements at the campgrounds. The Company anticipates that it will spend an additional $5.2 million on such items in fiscal 2000, which will be funded by existing cash and cash provided by operations. The Company may be required to spend greater amounts on such items in future years as the facilities age.

During the periods presented, the Company's resort properties consisted of lot inventory, buildings and equipment used in operations, and land held for sale at resorts not related to the campground operations. Resort properties decreased by $1.0 million in fiscal 1999, due primarily to the sale of excess acreage at one resort and the sale of lots in the normal course of business. Over the past several years, the Company has been selling the assets it owns at these resorts.

During fiscal 1999, the Company spent approximately $1.2 million fulfilling obligations created by reports that it filed with the Department of Housing and Urban Development ("HUD") at one resort not related to the campground operations. The Company was required to expense $230,000 of these costs because they exceeded previous estimates by this amount. At June 30, 1999, the Company had a $1.9 million liability for HUD obligations at another resort not related to the campground operations, which remain substantially incomplete. A person who purchased a lot when a HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with the Company and could seek damages from the Company or rescission of the lot purchase. Approximately 60 persons purchased lots from the Company when HUD reports in effect described improvements that the Company has not yet constructed. An insignificant number of persons have asserted claims against the Company for the failure to make these improvements.

OTHER ASSETS. Other current assets increased by $158,000 during fiscal 1999. The increase was due to increases of $347,000 in income taxes receivable and $236,000 in inventory, partially offset by a $250,000 decrease in deposits and a $155,000 decrease in prepaid insurance. Income taxes receivable increased because estimated tax payments were made in fiscal 1999 before the Company redeemed the PIK Notes. Prior to the redemption, the Company deferred deducting interest expense on the PIK Notes because interest was paid by issuing additional PIK Notes. Upon the redemption of the PIK Notes, the Company deducted the interest expense that had been deferred and the estimated tax payments became refundable.

Other assets decreased by $323,000 in fiscal 1999 due primarily to the refund of workers compensation deposits from earlier policy years.

BORROWINGS. On June 30, 1999, the Company had $10.9 million of borrowings outstanding under the Credit Agreement with Foothill. Of these borrowings, $2.1 million are considered current for accounting purposes because the amended Credit Agreement requires the Company to use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce borrowings under the Credit Agreement.

Credit Agreement with Foothill

In connection with the restructuring of the Secured Notes, the Company entered into the Credit Agreement with Foothill, under which Foothill made term loans to the Company totaling $13.0 million, and agreed to make revolving loans to the Company in the maximum amount of $25.0 million. The Credit Agreement originally had a three-year term expiring in July 1999. During fiscal 1997 and the first-half of fiscal 1998, the Company repaid all of its original borrowings under the Credit Agreement.

In October 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and additional amounts to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

In December 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed above. As a result of subsequent repayments, on June 30, 1999, the company had $10.9 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.0 million for working capital purposes. The Company's ability to borrow up to an additional $10.0 million to fund its possible acquisition of members through the purchase of other membership campground operations will expire on December 31, 1999. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

PIK Notes

In the restructuring of the Secured Notes, the Company issued $40.2 million principal amount of PIK Notes. In January 1997, the Company issued an additional $2.4 million principal amount of PIK Notes as interest. In June 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. The Company made these repurchases at an average price of $897 per $1,000 of principal amount in a Dutch auction available to all holders of PIK Notes. A gain of $1.2 million was recognized on this transaction. In July 1997, January 1998, and July 1998, the Company issued an additional $1.7 million, $1.9 million, and $2.0 million, respectively, of principal amount of PIK Notes in lieu of cash interest. In December 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding and paid $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under its Credit Agreement with Foothill.

DEFERRED REVENUES AND EXPENSES. Deferred revenues of $24.7 million and $23.4 million at June 30, 1999 and 1998, respectively, include $14.4 million and $14.8 million, respectively, of membership dues collections which relate to future periods, $8.5 million and $6.9 million, respectively, of campground membership sales revenues to be recognized in future periods, and other deferred revenues related primarily to RPI's operations. Deferred membership selling expenses of $2.1 million and $1.6 million at June 30, 1999 and 1998, respectively, represent incremental direct selling costs to be recognized in future periods.

GENERAL LIABILITY INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance program covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. In fiscal 1998, the Company reduced this liability by $858,000 because the estimated losses were less than the recorded liability. This adjustment amount is included in nonrecurring income. At June 30, 1999 and 1998, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.1 million and $1.2 million, respectively.

PROPERTY INSURANCE. In fiscal 1998, the Company received proceeds of $1.1 million from insurance settlements for flood and fire damage at certain campgrounds, and recognized a gain of $588,000, which was recorded as nonrecurring income.

EMPLOYEE HEALTH INSURANCE. The Company provides medical and dental benefits for its employees under employee benefit plans (collectively, the "Plans") that are funded primarily through employer and employee contributions. The Company has purchased stop loss insurance that protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated uninsured claims of $907,000 and $828,000 at June 30, 1999 and 1998, respectively. This liability is based on actuarial estimates of amounts needed to fund expected uninsured claims, as well as premium payments and administrative costs of the Plans.

WORKERS' COMPENSATION INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering workers' compensation claims with no self-insured deductible. Prior to this date, the Company's insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. However, during fiscal 1997, the Company determined that it was entitled to refunds of $865,000 in future periods for deposits made in previous years. At June 30, 1997, the Company recorded the refundable amount as an asset, resulting in nonrecurring income of $865,000. In fiscal 1998, the Company received refunds totaling $1.3 million for other deposits expensed in previous years, which were recorded as nonrecurring income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board (the "FASB") has issued several accounting pronouncements that were effective for the Company in either fiscal 1998 or fiscal 1999. The Company adopted SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998, which modified the Company's net income per share calculation and required restatement of prior period calculations. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," at the end of fiscal 1999. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

The FASB has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments for Hedging Activities," which is not expected to have a material impact on the Company's financial position, when adopted, because the Company does not currently use derivative instruments. The FASB has also issued SFAS No. 134, "Accounting for Mortgage-Backed Securities," which, when adopted, is not expected to have a material impact on the Company's disclosures, financial conditions, or operations.

MARKET RISK. In 1997, the SEC issued new rules (Item 305 of Regulation S-K), which require disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company does not have significant exposure to changing interest rates on invested cash, which declined from $12.0 million at June 30, 1998 to zero at June 30, 1999. The Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months.

The Company had $3.4 million of contracts receivable at June 30, 1999, which have a weighted average stated interest rate of 13% and an average remaining term of 15 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rates on the contracts receivable are fixed.

As of June 30, 1999, the Company had $10.9 million of outstanding borrowings under the Credit Agreement with Foothill, which accrue interest at rates that fluctuate with changes in the prime rate (see "Borrowings - Credit Agreement with Foothill"). Under the Credit Agreement, the Company could borrow an additional $4.0 million for working capital purposes and up to an additional $10.0 million to use for the possible acquisition of members through the purchase of other membership campground operations. The Company has exposure to changing interest rates related to the Credit Agreement because increases in interest rates would increase the Company's interest expense on these borrowings.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into US Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company's operations.

INTEREST RATE SENSITIVITY. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. At the level of borrowings in place at June 30, 1999, a hypothetical ten percent change in market interest rates over the next year would increase the Company's interest expense by approximately $100,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 1999, 1998, and 1997. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 8.

NET INCOME. For the year ended June 30, 1999, the Company reported net income of $5.6 million or $0.66 per diluted share on revenues of $67.9 million. This compares with net income of $24.9 million or $2.96 per diluted share on revenues of $75.5 million for the year ended June 30, 1998, and net income of $6.8 million or $0.88 per diluted share on revenues of $77.2 million for the year ended June 30, 1997.

Excluding the impact of gains on assets sales, nonrecurring income, and the income tax provision, the Company's revenues declined only slightly in fiscal 1999, compared with fiscal 1998, while its expenses remained approximately the same. The fiscal 1999 results include an income tax provision of $2.3 million and gains on asset sales of $1.1 million, compared with the fiscal 1998 results, which include an income tax benefit of $9.2 million, gains on asset sales of $5.3 million, and nonrecurring income of $2.8 million. The income tax benefit in fiscal 1998 resulted from a $10.0 million reduction in the valuation allowance for the Company's net deferred tax assets.

The results for fiscal 1997 include $1.5 million of nonrecurring income, $1.1 million of restructuring costs related to the restructuring of the Secured Notes, and $132,000 of nonrecurring expenses.

The table on the following page shows separately the results of the campground operations, Wilderness Management's operations, and RPI's operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 1999, 1998, and 1997.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)

                                                                    Year ended June 30,
                                                      ------------------------------------------

                                                        1999            1998              1997
                                                      -------         -------            -------
CAMPGROUND OPERATIONS
   Membership dues                                    $36,455         $37,330            $39,945
   Campground revenues                                 15,585          14,634             14,208
   Cost of campground revenues                         (7,401)         (6,317)            (6,665)
   Operating expenses                                 (29,998)        (30,686)           (32,375)
                                                      -------         -------            -------
Contribution from campground operations                14,641          14,961             15,113
                                                      -------         -------            -------
SALES
   Sales revenues                                       3,959           3,227              2,892
   Selling expenses                                    (3,712)         (2,646)            (2,654)
   Marketing expenses                                  (2,046)         (1,700)            (1,383)
                                                       -------         -------            -------

Loss on sales                                          (1,799)         (1,119)            (1,145)
                                                      -------         -------            -------

WILDERNESS MANAGEMENT

   Revenues                                             2,271           1,321              1,094
   Expenses                                            (2,135)         (1,509)            (1,022)
                                                      -------         -------            -------
Contribution from Wilderness Management                   136            (188)                72
                                                      -------         -------            -------
RESORT PARKS INTERNATIONAL
   Revenues                                             3,576           4,035              4,086
   Expenses                                            (1,963)         (2,132)            (1,978)
                                                      -------         -------            -------
Contribution from RPI                                   1,613           1,903              2,108
                                                      -------         -------            -------
   Other income                                         2,682           3,083              3,673
   Corporate member services                           (1,253)         (1,472)            (1,532)
   General and administrative expenses                 (8,964)         (8,640)           (10,100)
   Other                                                 (243)             95                (29)
                                                      -------         -------            -------
INCOME BEFORE INTEREST INCOME AND EXPENSE, GAIN ON
   ASSET SALES, REDUCTION IN THE ALLOWANCE FOR
   DOUBTFUL ACCOUNTS, NONRECURRING INCOME AND
   EXPENSES, RESTRUCTURING COSTS, AND TAXES             6,813           8,623              8,160
                                                      -------         -------            -------
   Interest income                                      2,068           2,635              3,726
   Interest expense                                    (2,957)         (4,599)            (9,084)
   Gain on asset sales                                  1,105           5,287              2,892
   Reduction in allowance for doubtful accounts           886           1,000              1,232
   Nonrecurring income                                                  2,770              1,476
   Nonrecurring expenses                                                                    (132)
   Restructuring costs                                                                    (1,101)
                                                      -------         -------            -------

INCOME BEFORE TAXES                                   $ 7,915         $15,716            $ 7,169
                                                      =======         =======            =======

OPERATING INCOME. During the year ended June 30, 1999, the Company achieved a positive contribution from operations of $6.8 million, compared with $8.6 million and $8.2 million in the years ended June 30, 1998 and 1997, respectively. Operating income declined in fiscal 1999, compared with fiscal 1998 and 1997, because of small declines in the contributions from campground operations and RPI, an increase in sales and marketing expenses as a percentage of sales, HUD-related expenditures made at one resort, and a slight decline in other income. For this purpose, the contribution from operations is defined as income before interest income and expense, gain on asset sales, reduction in the allowance for doubtful accounts, nonrecurring income and expenses, restructuring costs, and taxes. See the table on page 31 for the elements of the contribution from operations and the Company's income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $36.5 million for the year ended June 30, 1999, compared with $37.3 and $39.9 million for the years ended June 30, 1998 and 1997, respectively. Dues revenue declined in fiscal 1999 and 1998, compared with the prior year, because of the net loss of campground members each year. These declines were partially offset by the effect of the annual dues increase.

Campground revenues were $15.6 million for the year ended June 30, 1999, compared with $14.6 million and $14.2 million for the years ended June 30, 1998 and 1997, respectively. The related expenses were $7.4 million, $6.3 million, and $6.7 million for fiscal 1999, 1998, and 1997, respectively. The increase in campground revenues in fiscal 1999 was due primarily to greater emphasis on ancillary revenue programs at the campgrounds, partially offset by lower revenues from harvesting timber at selected campgrounds. The increase in related expenses in fiscal 1999 was primarily due to higher labor costs. The increase in campground revenues in fiscal 1998 was due primarily to modest increases in rental and other service fees at certain campgrounds and revenues from harvesting timber.

Campground operating expenses were $30.0 million for the year ended June 30, 1999, compared with $30.7 million for the year ended June 30, 1998 and $32.4 million for the year ended June 30, 1997. The decrease in expenses in fiscal 1999 was due primarily to lower maintenance costs at the campgrounds, partially offset by higher field labor costs. The decrease in expenses in fiscal 1998 was due primarily to the closure and disposition of campgrounds and to operational changes made at the campgrounds in fiscal 1998 and 1997.

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

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the years ended June 30, 1999, 1998, and 1997, the Company recognized campground membership sales revenues of $4.0 million, $3.2 million, and $2.9 million, respectively. These amounts include revenues of $3.1 million, $2.5 million, and $1.7 million, respectively, that were deferred in prior periods. Moreover, for fiscal 1999, 1998, and 1997, the Company deferred revenues of $4.6 million, $3.1 million, and $2.1 million, respectively, which will be recognized in future periods.

The increase in sales revenues resulted primarily from the Company's increased sales and marketing efforts during the past three fiscal years. The Company has expanded its sales and marketing efforts with a view to stopping the decline in its membership base. Although the Company's membership sales revenues have increased, the level of sales has not met the Company's expectations. In an effort to improve its membership sales, the Company has focused its sales efforts primarily on guests referred by existing members and customers referred by RV dealers and RV manufacturers, who management believes are more likely to purchase memberships.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 1999, 1998, and 1997, the Company recognized selling expenses of $3.7 million, $2.6 million, and $2.7 million, respectively. These amounts include expenses of $730,000, $560,000, and $358,000, respectively, that were deferred in prior periods. Moreover, for fiscal 1999, 1998, and 1997, the Company deferred expenses of $1.2 million, $794,000, and $505,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $1.8 million, $1.1 million, and $1.1 million, for the years ended June 30, 1999, 1998, and 1997, respectively. These expenses exceeded sales revenue because of the increased marketing activity, and the relatively low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses in each of the periods presented.

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

The Company's selling and marketing efforts during the past three fiscal years have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to significantly increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations, the membership base will continue to decline, which will further decrease the Company's revenues. Further decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the US Forest Service. For the year ended June 30, 1999, these operations produced revenues of $2.3 million with related expenses (excluding certain shared administrative costs) of $2.1 million. This compares with revenues for fiscal 1998 of $1.3 million and related expenses (excluding certain shared administrative costs) of $1.5 million, and revenues for fiscal 1997 of $1.1 million and related expenses (excluding certain shared administrative costs) of $1.0 million. The increase in revenues and expenses between years was due primarily to new contracts entered into in these periods. The loss in fiscal 1998 was due to start-up costs incurred in connection with new management contracts entered into in the Spring of 1998, which significantly increased the number of campgrounds managed.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the year ended June 30, 1999, RPI's operations produced a net contribution of $1.6 million, compared with $1.9 million for the year ended June 30, 1998, and $2.1 million for the year ended June 30, 1997. The decline in results from year to year was due primarily to a decrease in revenues between periods. RPI's revenues have declined over the three year period as a result of declining sales in the membership camping industry. During this period, however, RPI has been able to maintain its positive contribution by reducing its expenses. To maintain its contribution in the future, RPI is working to introduce new products to increase its revenues; however, there is no assurance that it will be successful.

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

Other income was $2.7 million for the year ended June 30, 1999, compared with $3.1 million for the year ended June 30, 1998, and $3.7 million for the year ended June 30, 1997. The decrease between years is directly related to lower fees and other income received from the declining contracts receivables portfolio and shrinking membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $9.0 million for the year ended June 30, 1999, compared with $8.6 million for the year ended June 30, 1998, and $10.1 million for the year ended June 30, 1997. General and administrative costs increased in fiscal 1999 as a result of costs incurred to explore new business opportunities. The lower costs in fiscal 1998 were due primarily to personnel reductions in various administrative departments, lower legal fees, and reduced depreciation, as certain of the Company's corporate assets have been fully depreciated.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.1 million, $2.2 million, and $2.4 million for the years ended June 30, 1999, 1998, and 1997, respectively. These collection costs were reduced by $136,000, $229,000, and $314,000, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable (see "Liquidity and Capital Resources -- Contracts Receivable"). The Company anticipates that these costs will continue to decrease as the contracts receivable portfolio declines further; however, costs could increase if the volume of financed new sales increases.

CORPORATE MEMBER SERVICES. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company's member magazine. These costs were $1.3 million for the year ended June 30, 1999, compared with $1.5 million for the years ended June 30, 1998 and 1997. The decrease in costs in fiscal 1999 was due primarily to reductions in personnel.

INTEREST INCOME AND EXPENSE. Interest income declined to $2.1 million for the year ended June 30, 1999, from $2.6 million for the year ended June 30, 1998 and $3.7 million for the year ended June 30, 1997. The decrease in fiscal 1999 and 1998 was due primarily to a decrease in interest earned on the Company's diminishing portfolio of contracts receivable, partially offset by an increase in interest earned on higher cash balances. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $181,000 was amortized during fiscal 1999, $293,000 was amortized during fiscal 1998, and $379,000 was amortized during fiscal 1997 (see "Liquidity and Capital Resources -- Contracts Receivable"). The interest discount and valuation allowances are expected to be fully amortized by June 30, 2000.

Interest expense decreased by $1.6 million for the year ended June 30, 1999, compared with the prior year, due primarily to the redemption of the PIK Notes on December 15, 1998 and subsequent reductions in the borrowings under the Credit Agreement with Foothill which were used to partially fund the redemption. The Company reduced its outstanding debt, including accrued interest on the PIK Notes, by $23.9 million during fiscal 1999. At June 30, 1999, the Company's borrowings under the Credit Agreement were $10.9 million. Interest expense will continue to decline in the future if the Company is able to continue to reduce borrowings under the Credit Agreement. However, the Company's ability to reduce such borrowings will be limited if new members elect to finance their memberships, and borrowings would likely increase if the Company successfully acquires new members through the purchase of other membership campground operations.

Interest expense decreased by $4.5 million in fiscal 1998, from the prior year, due primarily to the repayment of $14.7 million of outstanding debt during the year.

Interest expense for the year ended June 30, 1999, includes amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $150,000, including $138,000 in deferred gain which had not been amortized when the PIK Notes were redeemed. Interest expense for the year ended June 30, 1998 includes $30,000 in amortization of the deferred gain. Interest expense for the year ended June 30, 1997 includes (i) amortization of debt issue costs incurred in connection with obtaining the Credit Agreement in July 1996, which increased interest expense by $1.8 million, and (ii) amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $39,000. The remaining unamortized balance of the debt issue costs and a portion of the deferred gain were eliminated in connection with an amendment of the Credit Agreement and repurchase of PIK Notes at the end of fiscal 1997.

GAINS ON ASSET SALES. During the years ended June 30, 1999, 1998, and 1997, the Company sold certain of its real estate assets and recognized related gains of $1.1 million, $5.3 million, and $2.9 million, respectively. The differences between years were due to the timing of asset sales. During this three-year period, the Company sold various properties at resorts not related to the campground operations. In addition, the Company sold several campgrounds, excess acreage, and unused buildings and trailers. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale, any campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

REDUCTION IN THE ALLOWANCE FOR DOUBTFUL ACCOUNTS. In fiscal 1999, 1998, and 1997, the Company reduced the allowance for doubtful accounts on the contracts receivable by $886,000, $1.0 million, and $1.2 million, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years (see "Liquidity and Capital Resources -- Contracts Receivable").

NONRECURRING INCOME. Nonrecurring income was $2.8 million and $1.5 million for the years ended June 30, 1998, and 1997, respectively. Nonrecurring income for fiscal 1998 consisted of $858,000 from a reduction in certain insurance reserves, $1.3 million from the refund of insurance deposits made in prior years, and a $588,000 gain on insurance settlements for flood and fire damage at certain campgrounds. Nonrecurring income for fiscal 1997 consisted of $1.5 million from a reduction in certain insurance reserves.

Prior to 1996, the Company's workers' compensation insurance premium was subject to an experience audit and retroactive adjustment. Historically, this audit required payment of an additional retroactive premium. Therefore, a liability would be recorded based on the historical amounts the Company was required to pay. At year end 1996, however, the Company changed its workers' compensation insurance program such that its premiums would not be adjusted retroactively. The then-existing recorded contingent liability of $799,000 was accordingly reversed. Prior to fiscal 1997, due to the Company's financial condition, its insurance carrier required deposits in an amount to cover, in part, the additional retroactive premium historically experienced. The Company had expensed these deposits principally because the historical experience audit results required it to pay an additional premium in excess of the deposits. In addition, the Company's insurance carrier experienced financial difficulties, which called into question the Company's ability to recover prior years' deposits even if owed. During fiscal 1997, the Company's insurance carrier determined that it had excess amounts on deposit for premiums as much as five years earlier and returned $865,000 to the Company. The Company recorded this as non-recurring income in fiscal 1997. In fiscal 1998, the Company received refunds of $1.3 million for workers' compensation insurance deposits, which were also recorded as non-recurring income.

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

NONRECURRING EXPENSES AND RESTRUCTURING COSTS. In fiscal 1997, the Company had $132,000 of nonrecurring expenses. On May 16, 1997, the Company and Foothill entered into an amendment to the Credit Agreement that significantly modified its original terms. The Company incurred debt issue costs of $3.1 million to obtain the original Credit Agreement, which were capitalized and were being amortized as additional interest expense over the life of the Credit Agreement. However, because of the substantial modifications made to the original Credit Agreement, this amendment of the Credit Agreement was accounted for as an extinguishment of debt and the remaining $1.3 million unamortized balance of the original debt issue costs was charged to expense. This $1.3 million expense was reduced by a $1.2 million gain resulting from repurchasing PIK Notes at a discount.

In fiscal 1997, the Company also incurred $1.1 million of costs in connection with the restructuring of the Secured Notes (see "Liquidity and Capital Resources - Debt Restructurings").

INCOME TAXES. The Company's current provision for income taxes was $40,000, $837,000, and $370,000 for the years ended June 30, 1999, 1998, and 1997, respectively. The provision for fiscal 1999 relates primarily to state income taxes payable in the various states where the Company conducts its operations. The provisions for fiscal 1998 and 1997 include amounts for federal alternative minimum taxes, as well as amounts for state income taxes. With the exception of the alternative minimum tax amounts, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which are estimated to total $27.4 million at June 30, 1999, and expire in years 2009 through 2014. Prior to net operating loss deductions, the Company had a taxable loss of $1.9 million in fiscal 1999 and taxable income of $22.8 million and $4.6 million in fiscal 1998 and 1997, respectively.

The tax provision for the year ended June 30, 1999 also includes a net deferred tax provision of $2.3 million, which consists of $2.7 million in deferred income tax expense and a $401,000 deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets. The tax provision for the year ended June 30, 1998 also includes a $10.0 million deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets (see Note 7 to the consolidated financial statements included in Item 8). The adjustment will have no effect on current or future income tax payments, but will result in higher future tax provisions in the periods the related deferred tax assets are realized. The Company reduced the valuation allowance in fiscal 1998 because it expects to generate sufficient taxable income over the next five years to realize the net deferred tax asset. No increases in current levels of income are required to do so. Although the Company has experienced a declining membership base, it does not expect the net effect of such decline to prevent the realization of the net deferred tax asset over such period.

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

The Company will primarily utilize internal resources to modify existing software to address the year 2000 issue. The Company anticipates completing the year 2000 project by November 15, 1999. These modifications, if timely completed, will avoid any material impact on its operating systems. The Company spent approximately $215,000 during the year ended June 30, 1999 on year 2000 modifications, and estimates that it will spend an additional $50,000 to make the necessary modifications to its software. These expenditures will not significantly impact the Company's financial position, operations, or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments containing market risk. Management believes that the market risk associated with the Company's financial instruments as of June 30, 1999 is not significant.

The information required by Item 305 of S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Market Risk" and "Interest Rate Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Consolidated Financial Statements Index

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants..............................................................41

Consolidated Balance Sheets -- June 30, 1999 and 1998.................................................42

Consolidated Statements of Operations for the years ended
   June 30, 1999, 1998 and 1997.......................................................................43

Consolidated Statements of Shareholders' Equity (Deficit)
   for the years ended June 30, 1999, 1998 and 1997...................................................44

Consolidated Statements of Cash Flows for the years ended
     June 30, 1999, 1998 and 1997.....................................................................45

Notes to Consolidated Financial Statements............................................................47

Financial Statement Schedule:

         Schedule II -- Valuation and Qualifying Accounts.............................................74


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Thousand Trails, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Thousand Trails, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thousand Trails, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


s/ Arthur Andersen LLP

Dallas, Texas
September 3, 1999

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            June 30,
                                                                                -----------------------------
                            ASSETS                                               1999                  1998
                                                                                -------               -------
CURRENT ASSETS
   Cash and cash equivalents                                                    $ 2,197               $13,631
   Current portion of receivables, net of allowances and
    discount of $.7 million in 1999 and $1.1 million in 1998                      1,402                 2,440
    Current portion of deferred membership selling expenses                         693                   538
    Current portion of net deferred tax assets                                    2,061                 2,954
    Other current assets                                                          2,048                 1,890
                                                                                -------               -------
        Total Current Assets                                                      8,401                21,453
   Restricted cash                                                                1,240                 1,171
  Receivables, net of allowances and discount of $.5 million
    in 1999 and $1.6 million in 1998                                                782                 1,741
  Campground land                                                                13,200                13,338
  Buildings and equipment, net of accumulated depreciation of
    $17.5 million in 1999 and $15.0 million in 1998                              20,829                21,879
   Land held for sale                                                             2,987                 3,866
   Deferred membership selling expenses                                           1,372                 1,087
   Net deferred tax assets                                                        5,635                 7,046
   Other assets                                                                   2,358                 2,681
                                                                                -------               -------
       Total Assets                                                             $56,804               $74,262
                                                                                =======               =======

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $ 1,666               $ 2,037
   Accrued interest                                                                 110                 1,805
   Other accrued liabilities                                                      6,148                 6,410
   Current portion of long term debt                                              2,100
   Accrued construction costs                                                     1,888                 2,845
   Current portion of deferred revenue                                           19,098                18,851
                                                                                -------               -------
       Total Current Liabilities                                                 31,010                31,948
   Long term debt                                                                 8,787                32,973
   Deferred revenue                                                               5,627                 4,588
   Other liabilities                                                              1,732                 1,999
                                                                                -------               -------
       Total Liabilities                                                         47,156                71,508
                                                                                -------               -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares
    authorized, none issued and outstanding
  Common Stock, $.01 par value, 15,000,000 shares authorized,
    8,096,128 and 7,437,083 shares issued and outstanding in
    1999 and 1998, respectively, after deducting 3,200 shares
    held in Treasury in 1999                                                         81                    74
   Additional paid-in capital                                                    21,869                20,551
   Accumulated deficit subsequent to December 31, 1991, date
    of emergence from bankruptcy                                                (12,163)              (17,734)
   Accumulated other comprehensive loss                                            (139)                 (137)
                                                                                -------               -------
       Total Shareholders' Equity                                                 9,648                 2,754
                                                                                -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $56,804               $74,262
                                                                                =======               =======



     The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)



                                                                  For the years ended June 30,
                                                          ----------------------------------------------
                                                            1999               1998               1997
                                                          --------           --------           --------
REVENUES
   Membership dues                                        $ 36,455           $ 37,330           $ 39,945
   Other campground/resort revenue                          17,954             16,475             17,906
   Membership and lot sales                                  4,085              3,894              3,477
   RPI membership fees                                       3,576              4,035              4,086
   Interest income                                           2,068              2,635              3,726
   Gain on asset sales                                       1,105              5,287              2,892
   Nonrecurring income                                                          2,770              1,476
   Other income                                              2,682              3,083              3,673
                                                          --------           --------           --------
Total Revenues                                              67,925             75,509             77,181
                                                          --------           --------           --------

EXPENSES
   Campground/resort operating expenses                     39,926             39,152             42,860
   Selling expenses                                          3,787              3,098              3,074
   Marketing expenses                                        2,046              1,700              1,383
   RPI membership expenses                                   1,963              2,132              1,978
   Corporate member services                                 1,253              1,472              1,532
   Interest expense and amortization                         2,957              4,599              9,084
   General and administrative expenses                       8,964              8,640             10,100
   Reduction in allowance for doubtful accounts               (886)            (1,000)            (1,232)
   Restructuring costs and nonrecurring expenses                                                   1,233
                                                          --------           --------           --------
Total Expenses                                              60,010             59,793             70,012
                                                          --------           --------           --------

INCOME BEFORE INCOME TAXES                                   7,915             15,716              7,169
   Income tax provision - current                              (40)              (837)              (370)
   Income tax benefit (expense) - deferred                  (2,304)            10,000
                                                          --------           --------           --------

NET INCOME                                                $  5,571           $ 24,879           $  6,799
                                                          ========           ========           ========

NET INCOME PER SHARE - BASIC                              $    .73           $   3.36           $    .94
                                                          ========           ========           ========


NET INCOME PER SHARE - DILUTED                            $    .66           $   2.96           $    .88
                                                          ========           ========           ========


SHARES USED TO CALCULATE NET INCOME PER SHARE:

   BASIC                                                     7,630              7,407              7,223
                                                          ========           ========           ========
   DILUTED                                                   8,475              8,398              7,704
                                                          ========           ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)



                                        Common Stock                                               Accumulated
                                  ---------------------------      Additional                         Other
                                  Number of                         Paid-In        Accumulated     Comprehensive
                                    Shares             Amount       Capital          Deficit           Loss          Total
                                  ---------           -------      ----------      -----------     -------------    -------
Balance, June 30, 1996
   (restated)                     3,702,726              37          17,549         (49,412)           (126)        (31,952)
Issuance of common shares
   in restructuring of
   Secured Notes                  3,680,550              37           2,953                                           2,990

Other Comprehensive Loss                                                                                 (5)             (5)
Net income                                                                            6,799                           6,799
                                                                                                                  ---------
Comprehensive Income                                                                                                  6,794
                                  ---------      ----------      ----------      ----------      ----------       ---------
Balance, June 30, 1997            7,383,276              74          20,502         (42,613)           (131)        (22,168)

Issuance of common shares
   from exercises of options
   and warrants                      53,807                              49                                              49

Other Comprehensive Loss                                                                                 (6)             (6)
Net income                                                                           24,879                          24,879
                                                                                                                  ---------
Comprehensive Income                                                                                                 24,873
                                  ---------      ----------      ----------      ----------      ----------       ---------
Balance, June 30, 1998            7,437,083              74          20,551         (17,734)           (137)          2,754


Issuance of common shares
   from exercises of options
   and warrants                     662,245               7           1,332                                           1,339
Purchase of treasury stock           (3,200)                            (14)                                            (14)

Other Comprehensive Loss                                                                                 (2)             (2)
Net income                                                                            5,571                           5,571
                                                                                                                  ---------
Comprehensive Income                                                                                                  5,569
                                  ---------      ----------      ----------      ----------      ----------       ---------
Balance, June 30, 1999            8,096,128      $       81      $   21,869      $  (12,163)     $     (139)      $   9,648
                                  =========      ==========      ==========      ==========      ==========       =========




        The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      For the years ended June 30,
                                                             ----------------------------------------------
                                                               1999               1998               1997
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Collections of principal on receivables                   $  4,167           $  5,760           $  7,978
   Interest received                                            1,909              2,371              3,407
   Interest paid                                               (2,988)              (822)            (8,107)
   General and administrative, corporate member
     services and restructuring costs                         (10,233)           (10,123)           (14,061)
   Cash collected from operations, including
     deferred revenue                                          61,590             62,353             65,894
   Cash from sales of memberships and lots at the
     point of sale                                              4,424              3,703              3,705
   Expenditures for property operations                       (38,269)           (37,908)           (40,872)
   Expenditures for sales and marketing                        (6,151)            (4,742)            (4,472)
   Expenditures for insurance premiums                         (2,038)              (772)            (1,706)
   Payment of income taxes                                       (507)              (700)              (370)
   Reduction of letter of credit                                                                      1,500
   Other, net                                                     (69)               236               (345)
                                                             --------           --------           --------
Net cash provided by operating activities                      11,835             19,356             12,551
                                                             --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and HUD-related expenditures                        (2,935)            (2,085)            (1,046)
   Proceeds from asset sales                                    2,246              8,550              4,663
   Proceeds from insurance settlements                                             1,119
                                                             --------           --------           --------
Net cash provided by (used in) investing activities              (689)             7,584              3,617
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under Credit Agreement                      (13,113)           (14,097)           (30,543)
   Repayments of notes and mortgages                                                (604)              (384)
   Borrowings under Credit Agreement                           24,000                                44,640
   Retirement of Secured Notes                                                                      (50,169)
   Retirement of PIK Notes                                    (34,792)
   Payment of debt issue costs                                                                       (3,132)
   Repurchase of long term debt                                                                     (12,640)
   Purchase of Treasury Stock                                     (14)
   Issuance of Common Stock                                     1,339                 49
                                                             --------           --------           --------
Net cash used in financing activities                         (22,580)           (14,652)           (52,228)
                                                             --------           --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (11,434)            12,288            (36,060)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                           13,631              1,343             37,403
                                                             --------           --------           --------
   End of year                                               $  2,197           $ 13,631           $  1,343
                                                             ========           ========           ========




                                   (continued)

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (continued)



                                                                      For the years ended June 30,
                                                             ----------------------------------------------
                                                                1999               1998               1997
                                                              --------           --------           --------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
Net income                                                    $  5,571           $ 24,879           $  6,799
                                                              --------           --------           --------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES-
Depreciation                                                     2,604              2,538              3,195
Amortization of interest yield, collection costs and
 valuation allowance                                              (316)              (523)              (693)
Amortization of PIK Note deferred gain                            (150)               (30)               (39)
Amortization of debt issue costs, debt discount and
 consent fees                                                                                          1,809
Gain on asset sales                                             (1,105)            (5,287)            (2,892)
Net deferral of sales revenues                                   1,522                640                465
Net deferral of selling expenses                                  (441)              (234)              (147)
Reduction of bad debt allowances, net                             (886)            (1,000)            (1,232)
Reduction of insurance reserves                                                      (858)              (611)
Increase in insurance deposits                                                                          (865)
Gain on insurance settlements                                                        (588)
Reduction of deferred tax valuation allowance                                     (10,000)
Deferred tax provision                                           2,304
Net loss on debt restructurings                                                                          132
CEO bonus payment                                                                                     (1,270)
Decrease (increase) in restricted cash                             (69)               236              1,505
Decrease in receivables                                          2,929              4,773              7,592
Decrease in other assets                                           139              2,843                767
Increase (decrease) in other liabilities                          (462)             1,300             (2,077)
Other, net                                                         195                667                113
                                                              --------           --------           --------
Total adjustments                                                6,264             (5,523)             5,752
                                                              --------           --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 11,835           $ 19,356           $ 12,551
                                                              ========           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (the "Company") own and operate a system of 53 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the US Forest Service. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc. ("Coast"), National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., and UST Wilderness Management Corporation ("Wilderness Management"). In 1991, the Company acquired 100% of the capital stock of NACO and 69% of the capital stock of Thousand Trails, Inc., a Washington corporation ("Trails"). The Company subsequently increased its ownership in Trails to 100% and merged Trails into the Company. The acquisitions of NACO and Trails were accounted for as a purchase with the purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair value on the date of acquisition. RPI was a wholly owned subsidiary of NACO until 1992 when it became a direct subsidiary of the Company. Wilderness Management commenced operations in 1994 and Coast commenced operations in 1997.

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


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company sells campground memberships pursuant to membership contracts that give purchasers the right to use one or more of the Company's campgrounds, but do not convey a deeded interest in the campgrounds. Until 1990, the Company also sold campground memberships that gave purchasers an undivided fractional interest in one of six campgrounds. A membership requires the payment of an upfront membership fee and permits the member's family to use one or more of the Company's campgrounds for an initial period, subject to renewal each year upon payment of annual dues.

The Company also sell residential lots at three resorts not related to the campground operations.

The Company has offered financing on certain campground memberships for a period of up to 36 months with a down payment of at least 25% of the sales price. Beginning in January 1999, the minimum down payment was changed to $495, regardless of the sales price. The Company has also offered financing on the sale of lots for periods up to five years with a down payment of at least 10% of the sales price. However, during the periods presented, the majority of the Company's campground membership and lot sales were not financed for more than two years.

Sales revenue from the sale of lots and campground memberships that convey a deeded interest in real estate is recognized upon execution of a sales contract and receipt of a down payment of at least 10% of the sales price. Historically, sales revenue from the sale of campground memberships that do not convey a deeded interest in real estate was recognized in the same manner. However, the Staff of the Securities and Exchange Commission (the "SEC") required the Company to change its accounting method, beginning with fiscal 1997, to recognize sales revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. In addition, costs directly related to the sale of such campground memberships are deferred and recognized as selling expenses on a straight-line basis over the expected life of the memberships sold.

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

Cash and Cash Equivalents

The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash generally consists of deposits to collateralize performance bonds and letters of credit in the ordinary course of business.

Receivables

Prior to June 30, 1991, the Company purchased contracts receivable from NACO and Trails and recorded them at the selling company's carrying value. In connection with the Company's acquisition of NACO and Trails and its emergence from bankruptcy in 1991, the Company recorded the contracts receivable at their fair value. As a result, the contracts then owned by NACO and Trails were recorded net of an allowance for interest discount to increase the weighted average yield on the contracts to 14.75%, the current market yield at the time of the acquisition. The allowance for interest discount is being amortized using the effective interest method over the respective terms of the contracts. In addition, the Company recorded an allowance for future costs associated with the collection of the contracts receivable portfolio. This allowance is being amortized as a reduction of general and administrative expense based on cash collected on the related portfolio. The Company has also recorded a valuation allowance in connection with purchases of contracts receivable from third parties, to record the contracts receivable at the purchase price. The valuation allowance is being amortized over the respective terms of the contracts as an increase to interest income.

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

Campground Land and Lot Inventory

Campground land and lot inventory are recorded at the lower of cost or estimated net realizable value. While the Company sold campground memberships that conveyed an undivided interest in the campground property, the related campground property was charged to cost of sales based on the total number of memberships available for sale at the campground.

Buildings, Equipment and Depreciation

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

Consent Fees

In fiscal 1994, to obtain an amendment of the Indenture for the 12% Secured Notes Due 1998, the Company paid aggregate cash consent fees which were capitalized and amortized over the term of the notes. The remaining unamortized balance of the consent fees was eliminated when these notes were retired in a restructuring that was completed on July 17, 1996 (see Note 6).

Income Taxes

The Company recognizes certain revenues and expenses in periods which differ for tax and financial reporting purposes.

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the years ended June 30, 1999, 1998 and 1997.

Use of Estimates

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement.

Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The Company translates the balance sheet of its Canadian subsidiary into US dollars at exchange rates in effect as of the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time.

The following table provides statements of comprehensive income for the years ended June 30, 1999 and 1998, as if the statement had been implemented for the year ended June 30, 1998 (dollars in thousands):

                                               For the year ended June 30,
                                              ---------------------------
                                               1999                1998
                                              ------              -------
       Net Income                             $5,571              $24,879
       Foreign Currency
       Translation Adjustment                    (2)                  (6)
                                              ------              -------
       Comprehensive Income                   $5,569              $24,873
                                              ======              =======

Net Income Per Share

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

The table below sets forth the information necessary to compute basic and diluted net income per share for the years ended June 30, 1999, 1998 and 1997, including a summary of the components of the numerators and denominators of basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                                           Net Income Per Share for the years ended June 30,
                                                           -----------------------------------------------
                                                             1999                1998               1997
                                                           --------            -------           ---------
Net Income                                                  $ 5,571            $24,879           $ 6,799
                                                            =======            =======           =======
Weighted Average Number of Shares - Basic                     7,630              7,407             7,223

   Dilutive Options                                             824                975               480
   Dilutive Warrants                                             21                 16                 1
                                                            -------            -------           -------
Weighted Average Number of Shares - Diluted                   8,475              8,398             7,704
                                                            =======            =======           =======
Net Income Per Share - Basic                                $   .73            $  3.36           $   .94
                                                            =======            =======           =======
Net Income Per Share - Diluted                              $   .66            $  2.96           $   .88
                                                            =======            =======           =======

NOTE 3 -- RECEIVABLES

CONTRACTS RECEIVABLE

The components of contracts receivable as of June 30, 1999 and 1998, are summarized as follows (dollars in thousands):

                                                                June 30,
                                                       ------------------------
                                                        1999             1998
                                                       -------          -------
Contracts receivable --
   Memberships/undivided interests                     $ 3,337          $ 6,425
   Lots                                                     80              401
                                                       -------          -------
                                                         3,417            6,826
Allowance for doubtful accounts                         (1,027)          (2,136)
Allowance for interest discount                            (98)            (234)
Allowance for collection costs                             (98)            (234)
Valuation allowance                                        (33)             (78)
                                                       -------          -------
                                                         2,161            4,144
Interest receivable                                         23               37
                                                       -------          -------
                                                       $ 2,184          $ 4,181
                                                       =======          =======


Contracts Receivable

Contracts receivable bear interest at rates which range generally from 9.5% to 16%, with a weighted average stated rate of 13% at June 30, 1999 and 1998. The obligor's weighted average equity in the contracts receivable at June 30, 1999 and 1998, was 80% and 75%, respectively. As of June 30, 1999, 97% of the campground members and 99% of the purchasers of lots had paid for their membership or lot in full.

The Company has no obligation to refund moneys received or to provide further services to purchasers in the event a contract is canceled for the purchaser's nonperformance of contractual obligations. Contracts receivable related to undivided interests and lot sales are secured by deeds of trust on the related real estate. The Company does not require campground members to provide collateral or other security for related contracts receivable.

Allowance for Doubtful Accounts

In fiscal year 1999, 1998 and 1997, the Company reduced the allowance for doubtful accounts on the contracts receivable by $886,000, $1.0 million and $1.2 million, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

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

Allowance for Interest Discount

The allowance for interest discount had a remaining balance of $98,000 and $234,000 at June 30, 1999 and 1998, respectively. Amortization of the allowance for interest discount totaled $136,000, $221,000 and $267,000 for the years ended June 30, 1999, 1998 and 1997, respectively, which increased interest income.

Allowance for Collection Costs

The allowance for collection costs had a remaining balance of $98,000 and $234,000 at June 30, 1999 and 1998, respectively. Amortization of the allowance for collection costs totaled $136,000, $230,000 and $314,000 for the years ended June 30, 1999, 1998 and 1997, respectively, which decreased general and administrative expense.

Valuation Allowance

The valuation allowance had a balance of $33,000 and $78,000 at June 30, 1999 and 1998, respectively. Amortization of the valuation allowance totaled $45,000, $72,000 and $112,000 for the years ended June 30, 1999, 1998 and 1997, respectively, which increased interest income.

At June 30, 1999, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

                 Memberships
                and Undivided
                  Interests          Lots           Total
                -------------       ------          ------
2000                $2,069          $   43          $2,112
2001                   945              24             969
2002                   287              10             297
2003                    21               1              22
2004                     6               1               7
Thereafter               9               1              10
                    ------          ------          ------
Total               $3,337          $   80          $3,417
                    ======          ======          ======


The Company operates 53 campgrounds located in 17 states and British Columbia, Canada. The largest volume of campground membership sales occurred at campgrounds located in California, and that is where the largest percentage of campground members reside (approximately 37%). As of June 30, 1999, the Company's contracts receivable from members who purchased memberships in the state of California totaled approximately $1.4 million.

NOTE 4 -- CAMPGROUND AND RESORT PROPERTIES

Campground properties consisted of the following as of June 30, 1999 and 1998 (dollars in thousands):

                                                               June 30,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
Land held for sale                                    $  2,917         $  2,790
Campground land at campgrounds where
  right-to-use memberships are sold                     11,129           11,257

Campground land at campgrounds where
  undivided interests were sold                          2,071            2,071
Property and equipment                                  38,171           36,507
Construction in progress                                   149              319
Accumulated depreciation                               (17,496)         (14,953)
                                                      --------         --------
                                                      $ 36,941         $ 37,991
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

The campground properties are encumbered by certain borrowings as described in
Note 6.

Resort properties consisted of the following as of June 30, 1999 and 1998 (dollars in thousands):

                                                               June 30,
                                                     --------------------------
                                                       1999               1998
                                                     -------            -------
Land held for sale                                   $    70            $ 1,076
Lot inventory                                                                10
Property and equipment                                     7                  7
Accumulated depreciation                                  (2)                (1)
                                                     -------            -------
                                                     $    75            $ 1,092
                                                     =======            =======

NOTE 5 -- DEFERRED REVENUE AND DEFERRED SELLING EXPENSES

Deferred revenue was comprised of the following as of June 30, 1999 and 1998 (dollars in thousands):

                                                                 June 30,
                                                        ------------------------
                                                          1999             1998
                                                        -------          -------
Deferred revenue --
     Campground membership sales                        $ 8,464          $ 6,943
     Campground membership dues                          14,574           14,771
     Other                                                1,687            1,725
                                                        -------          -------
                                                        $24,725          $23,439
                                                        =======          =======

Components of the change in deferred membership selling expenses and deferred membership sales revenue are as follows (dollars in thousands):

                                                         For the years ended June 30,
                                                       ---------------------------------
                                                        1999         1998         1997
                                                       -------      -------      -------
Deferred membership selling expenses, beginning of
   year                                                $ 1,625      $ 1,391      $ 1,244

Deferred                                                 1,170          794          505
Recognized                                                (730)        (560)        (358)
                                                       -------      -------      -------
   Net change                                              440          234          147
                                                       -------      -------      -------
Deferred membership selling expenses,
   end of year                                         $ 2,065      $ 1,625      $ 1,391
                                                       =======      =======      =======

Deferred membership sales revenue,
   beginning of year                                   $ 6,943      $ 6,303      $ 5,838

Deferred                                                 4,609        3,100        2,131
Recognized                                              (3,088)      (2,460)      (1,666)
                                                       -------      -------      -------
   Net change                                            1,521          640          465
                                                       -------      -------      -------
Deferred membership sales revenue,
   end of year                                         $ 8,464      $ 6,943      $ 6,303
                                                       =======      =======      =======

NOTE 6 -- LONG TERM DEBT

SECURED NOTES

In July 1996, the Company consummated a restructuring of its 12% Secured Notes Due 1998 (the "Secured Notes") whereby all of the $101,458,000 principal amount of Secured Notes outstanding were retired. This restructuring provided the Company with a new capital structure and decreased the Company's outstanding debt to a level the Company believes it can support under its downsized operations. As part of this restructuring, the Company issued $40.2 million principal amount of 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") and 3,680,550 shares of Common Stock, and it entered into the Credit Agreement with Foothill.

The original principal amount of Secured Notes was recorded net of a discount, to reduce the carrying value of the Secured Notes to their estimated fair value as of December 31, 1991, the fresh start reporting date. The discount resulted in an effective interest yield of 18% for the Secured Notes. The remaining unamortized balance of this discount was eliminated when the Secured Notes were retired.

The restructuring of the Secured Notes was accounted for as a Troubled Debt Restructuring, whereby the restructured debt was recorded at the carrying value of the old debt and no gain or loss was recorded on the transaction. A deferred gain of $303,000 recorded in connection with the restructuring was amortized as a reduction of interest expense using the effective interest method over the term of the PIK Notes. Upon redemption of the PIK Notes in December 1998, the remaining deferred gain of $138,000 was recorded as a reduction of interest expense (see PIK Notes and PIK Note Repurchases below).

The Company incurred $1.1 million of costs in fiscal 1997 in connection with the consummation of the restructuring of the Secured Notes.

CREDIT AGREEMENT WITH FOOTHILL

In connection with the restructuring of the Secured Notes, the Company entered into the Credit Agreement with Foothill Capital Corporation ("Foothill"), under which Foothill made term loans to the Company totaling $13.0 million and agreed to make revolving loans to the Company in the maximum amount of $25.0 million. The Credit Agreement originally had a three-year term expiring in July 1999. During fiscal 1997 and the first-half of fiscal 1998, the Company repaid all of its initial borrowings under the Credit Agreement, which totaled $32.0 million.

In May 1997, the Company and Foothill entered into an amendment to the Credit Agreement which significantly modified its original terms. The Company had incurred debt issue costs of $3.1 million related to obtaining the original Credit Agreement, which were capitalized and were being amortized as additional interest expense over the life of the loans. However, because of the substantial modifications made to the original Credit Agreement, this amendment of the Credit Agreement was accounted for as an extinguishment of debt and the remaining $1.3 million unamortized balance of the original debt issue costs was charged to expense.

In October 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and additional amounts to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum on June 1, 1999).

In December 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed below. As a result of subsequent repayments, on June 30, 1999, the Company had $10.9 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.0 million for working capital purposes. The Company's ability to borrow up to an additional $10.0 million to fund its possible acquisition of members through the purchase of other membership campground operations will expire on December 31, 1999. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

PIK NOTES AND PIK NOTE REPURCHASES

In the restructuring of the Secured Notes, the Company issued $40.2 million principal amount of PIK Notes which bore interest at (i) 17 1/2% per annum through January 15, 1998, and (ii) 12% per annum thereafter. Interest on the PIK Notes was due semiannually on January 15th and July 15th and was payable in the form of additional PIK Notes until after July 15, 2000, unless all borrowings under the Credit Agreement were paid in full on or before such date.

In June 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. The Company made these repurchases at an average price of $897 per $1,000 of principal amount in a Dutch auction available to all holders of PIK Notes. The Company borrowed the $12.6 million it used for these repurchases under the Credit Agreement. Because the Credit Agreement was amended in May 1997 primarily to provide the funding for these PIK Note repurchases, the $1.2 million gain resulting from the PIK Note repurchases was netted with the $1.3 million loss arising from the amendment of the Credit Agreement discussed above. The net $132,000 loss is presented as a nonrecurring expense in the accompanying consolidated statement of operations.

In December 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding and paid $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the Credit Agreement with Foothill.

BALANCE SHEET PRESENTATION

Balance sheet presentation of the current and long term components of the Company's outstanding debt as of June 30, 1999 and 1998, is reflected below (dollars in thousands):

                                                      June 30,    June 30,
                                                       1999        1998
                                                      -------     -------
CURRENT PORTION OF LONG TERM DEBT:
Borrowings under Credit Agreement                     $ 2,100          --
                                                      =======     =======
LONG TERM DEBT:
Borrowings under Credit Agreement                     $ 8,787          --
PIK Notes, including deferred gain of $.2 million          --     $32,973
                                                      -------     -------
                                                      $ 8,787     $32,973
                                                      =======     =======
Total debt                                            $10,887     $32,973
                                                      =======     =======

NOTE 7 -- INCOME TAXES

The Company and its subsidiaries have entered into tax sharing agreements, pursuant to which they file federal income tax returns on a consolidated basis and allocate tax benefits and liabilities as provided in the agreements. The agreements provide generally that a subsidiary will reimburse or be reimbursed by the Company in an amount equal to 100% of any tax amounts that would have been due or refundable, calculated as if the subsidiary were a stand-alone taxpayer.

The differences, expressed as a percentage of pretax income, between statutory and effective federal income tax rates are as follows:

                                        For the years ended June 30,
                                      -------------------------------
                                       1999         1998         1997
                                      -----        -----        -----
Statutory tax rate                     34.0%        34.0%        34.0%
Provision for state income taxes         --          2.7          3.5
Alternative minimum taxes                --          2.6          1.7
Deferred tax provision (benefit)       29.6        (63.6)          --
Unrecorded net operating loss         (34.0)       (34.0)       (34.0)
                                      -----        -----        -----
    Effective tax rate                 29.6%       (58.3%)        5.2%
                                      =====        =====        =====

At June 30, 1999, the Company had estimated net operating tax loss carryforwards ("NOL's") of $27.4 million, expiring in years 2009 through 2014, as follows (dollars in thousands):

  Year ending          Amount
    June 30,          expiring
  -----------         --------
     2009             $ 3,736
     2010              16,147
     2011               5,656
     2014               1,878
                      -------
                      $27,417
                      =======

The components of deferred income taxes as of June 30, 1999 and 1998 were as follows (dollars in thousands):

                                                                      June 30,
                                                                ----------------------
                                                                  1999          1998
                                                                --------      --------
  DEFERRED TAX ASSETS:
     Net operating loss carryforwards (NOL's)                   $  9,322      $  9,136
     Membership sales                                              2,175         1,818
     Alternative minimum tax credit carryover                        552           526
     Deferred gain on Secured Note restructuring                      --           658
     PIK Note interest                                                --         2,862
     Unpaid expenses                                               1,938         2,257
     Restructuring costs                                           1,384         1,508
     Deferred revenue                                                486           487
     Bad debt provision                                              172            --
     Other                                                           306           350
                                                                --------      --------
                                                                  16,335        19,602
                                                                --------      --------

  DEFERRED TAX LIABILITIES:
     Property basis differences                                   (2,720)       (2,814)
     Purchase discount amortization                                 (112)         (195)
     Bad debt provision                                                           (201)
                                                                --------      --------
                                                                  (2,832)       (3,210)
                                                                --------      --------

  Net Deferred Tax Assets Before Valuation Allowance              13,503        16,392
     Valuation Allowance                                          (5,807)       (6,392)
                                                                --------      --------
  Net Deferred Tax Assets After Valuation Allowance             $  7,696      $ 10,000
                                                                ========      ========

SFAS No. 109, which provides guidance on reporting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to fiscal 1998, the Company provided a valuation allowance for the amount by which deferred tax assets exceeded deferred tax liabilities. However, the Company periodically assesses the realizability of its deferred tax assets and considers whether it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the Company having future taxable income during the periods in which the NOL's may be utilized and other deferred tax assets become deductible. At the end of fiscal 1998, management's assessment, which considered scheduled reversals of deferred tax assets and liabilities, projected future taxable income, and the carryforward periods of the Company's NOL's, was that it is more likely than not that the Company will realize the benefits of a significant portion of the net deferred tax assets. As a result, at June 30, 1998, the Company reduced the valuation allowance by $10.0 million, resulting in net deferred tax assets after valuation allowance of $10.0 million. The ultimate realization of these income tax benefits will require aggregate taxable income of approximately $29.4 million during the carryforward period. In fiscal 1999, the Company recognized $2.7 million in deferred tax expense and reduced the valuation allowance by $401,000, resulting in net deferred tax assets of $7.7 million as of June 30, 1999. The valuation allowance was reduced as a result of the current tax deductions provided by the PIK Note redemption. Prior to the redemption, the Company deferred deducting the interest expense on the PIK Notes for tax purposes because interest was paid by issuing additional PIK Notes. The valuation allowance associated with the PIK Note interest deductions was reduced after the redemption because the Company determined that it is more likely than not that it will realize the tax benefits of those deductions.

Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the net deferred tax assets after valuation allowance based upon the current estimates of future taxable income. No increases in current levels of income are required to do so. Although the Company has experienced a declining membership base, it does not expect the net effect of such decline to prevent the realization of the net deferred tax assets over such period. However, if the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. On the other hand, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax assets, the valuation allowance will be further reduced through a credit to income.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Lease Commitments
The Company leases equipment and facilities under non-cancelable operating leases with terms in excess of one year. At June 30, 1999, the Company's future obligations under non-cancelable operating leases were as follows (dollars in thousands):

      Year ending
        June 30,                           Amount
      -----------                          ------
          2000                              $823
          2001                               624
          2002                               276
          2003                               117
          2004                               110


Accrued Construction Costs

The Company had recorded liabilities of $1.9 million and $2.8 million as of June 30, 1999 and 1998, respectively, for amounts necessary to complete improvements provided in registration statements filed with the US Department of Housing and Urban Development at resorts not related to the campground operations. The costs of such improvements are based upon engineering estimates and are classified as a current liability in the accompanying consolidated balance sheets.

CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. In fiscal 1998, the Company reduced this liability by $858,000 because the estimated losses were less than the recorded liability. This amount is included in nonrecurring income in the accompanying consolidated statement of operations. At June 30, 1999 and 1998, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $1.1 million and $1.2 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Property Insurance

In fiscal 1998, the Company received proceeds of $1.1 million from insurance settlements for flood and fire damage at certain campgrounds. The Company recognized a gain of $588,000 from these settlements, which is included in nonrecurring income in the accompanying consolidated statement of operations.

Employee Health Insurance

The Company has employee benefit plans that are funded primarily through employer and employee contributions (see Note 13).

Workers' Compensation Insurance

Commencing July 1, 1998, the Company obtained insurance covering workers' compensation claims with no self-insured deductible. Prior to this date, the Company's insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. However, during fiscal 1997, the Company determined that it was entitled to refunds of $865,000 in future periods for deposits made in previous years. At June 30, 1997, the Company recorded the refundable amount as an asset, resulting in nonrecurring income of $865,000. In fiscal 1998, the Company received refunds totaling $1.3 million for other deposits expensed in previous years, which were recorded as nonrecurring income.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1999). The Company's membership base has declined significantly over the past five fiscal years, and, net of new sales, the membership base is presently declining at the rate of approximately 5% per year. The Company attributes this continuing decline principally to its aging membership base, of whom approximately 50% are senior citizens. In addition, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations.

Environmental Issues

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

NOTE 9 -- SHAREHOLDERS' EQUITY

The Company issued 3,702,726 shares of Common Stock in connection with its emergence from bankruptcy in December 1991. The Company issued an additional 3,680,550 shares of Common Stock in the restructuring of the Secured Notes in July 1996 (see Note 6). During fiscal 1998 and fiscal 1999, the Company issued 53,807 and 662,245 additional shares of Common Stock, respectively, upon the exercise of stock options and warrants. During fiscal 1999, the Company purchased 3,200 shares of Common Stock. Transfer of the Common Stock is subject to transfer restrictions that are described below.

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

The Company has granted stock options to the Company's CEO and other key employees and non-employee directors (see Note 12).

Since inception, the Company has not paid any dividends. The Credit Agreement prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill until the Credit Agreement is terminated.

NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95, "Statement of Cash Flows," are presented below for the years ended June 30, 1999, 1998 and 1997 (dollars in thousands):

                                                                  1999         1998        1997
                                                                --------      ------     --------
Non-cash transactions related to restructuring (see Note 6)
Retirement of Secured Notes                                                              ($44,181)
Issuance of PIK Notes                                                                      40,521
Issuance of Common Stock                                                                    2,990
Write-off of unamortized portion of consent fees                                              670

Non-cash transactions related to asset sale(1)
Note receivable from buyer                                                               $    800
Deferred gain                                                                                (471)
Book value of assets sold                                                                    (223)
Net receivables written off                                                                  (156)

Non-cash payments of PIK Note interest
PIK Notes issued in lieu of cash interest payment               $  1,969      $3,610     $  2,372


(1) On November 21, 1996, the Company sold the timeshare management operations and timeshare inventory at eight resorts not related to the campground operations. The sales price was $850,000, of which $50,000 was paid in cash at closing and the balance was represented by an $800,000 promissory note that was paid in full in June 1998. A deferred gain of $471,000 was recorded in connection with the sale, which was recognized on the installment method of accounting as payments on the note were received.

NOTE 11 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires an entity to disclose the estimated fair value of its financial instrument assets and liabilities. Significant estimates and present value calculations were used by the Company for purposes of this disclosure. The estimated fair values of the Company's financial instruments as of June 30, 1999 and 1998, as well as their carrying amounts as reported in the accompanying consolidated balance sheets, are as follows (dollars in thousands):

                                          June 30, 1999             June 30, 1998
                                     ----------------------      ---------------------
                                     Carrying        Fair        Carrying       Fair
                                      Amount         Value        Amount        Value
                                     --------      --------      --------     --------
FINANCIAL ASSETS:
   Cash and Cash Equivalents         $  2,197      $  2,197      $ 13,631     $ 13,631

   Restricted Cash                      1,240         1,240         1,171        1,171

   Contracts Receivable                 3,440                       6,863
   Less: allowances and discount       (1,256)                     (2,682)
                                     --------                    --------
                                        2,184         2,250         4,181        4,300

FINANCIAL LIABILITIES:
   Borrowings under Credit
     Agreement                         10,887        10,887            --           --

   PIK Notes                               --            --        32,973       30,690


The following methods and assumptions were used to estimate the fair value of each class of the Company's financial instruments as of June 30, 1999 and 1998, for which it is practical to estimate that value.

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value because of the short maturity of these instruments.

Borrowings under Credit Agreement

The carrying amount approximates fair value because the borrowings under the Credit Agreement bear a market rate of interest.

Contracts Receivable

The fair value of contracts receivable was estimated by discounting the future cash flows using the current rates at which the Company estimates a similar loan portfolio would be purchased by a willing third party, after considering risk factors regarding collectibility and future collection costs.

PIK Notes

The fair value of the PIK Notes as of June 30, 1998, was estimated based on quotes from securities industry professionals.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. Additionally, lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated values.

The Company did not have any financial instruments as of the balance sheet dates presented that were held for trading purposes.

NOTE 12 -- STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

CEO Options

At their annual meeting in November 1996, the stockholders of the Company approved the grant to the Company's CEO of options to purchase 664,495 shares of Common Stock at $0.69 per share. These options are 100% vested and are exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, is subject to restrictions designed to prevent an "ownership change" for federal tax purposes (see Note 9). As of the date of this report, 244,927 of these options have been exercised.

1991 Employee Plan

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

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1991 Employee Plan until December 30, 2001. The recipient of an award duly granted on or prior to such date may thereafter exercise or settle it in accordance with its terms, although the Company may not issue any shares of Common Stock pursuant to any award after December 30, 2011.

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

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. In September 1995, the Company granted key employees ISOs covering

140,000 shares with an exercise price of $.625 per share, and in January 1996, the Company granted non-employee directors Non-qualified Options to purchase 20,000 shares with an exercise price of $.81 per share. In September 1996, the Company granted key employees ISOs covering 60,000 shares and one non-employee director Non-qualified Options covering 5,000 shares, each with an exercise price of $.80 per share. In November 1996, the Company granted non-employee directors Non-qualified Options covering 20,000 shares with an exercise price of $1.08 per share. In November 1997, the Company granted non-employee directors Non-Qualified Options covering 20,000 shares with an exercise price of $3.71 per share. In May 1999, the Company granted key employees ISOs covering 17,866 shares and non-employee directors Non-qualified Options covering 21,415 shares, each with an exercise price of $4.25 per share. To date, options for 186,781 shares are outstanding under the 1991 Employee Plan and options for 104,999 shares have been exercised. 171,781 of the outstanding options are fully vested and the remaining 15,000 options will vest at a rate of 33 1/3% per year, commencing May 2000. The options have a term of 10 years from the date of grant.

1993 Employee Plan

On December 2, 1993, the Company adopted the 1993 Stock Option and Restricted Stock Purchase Plan (the "1993 Employee Plan") in order to enable the Company and its subsidiaries to attract, retain, and motivate their officers and employees. Awards under the 1993 Employee Plan are restricted to (i) awards of the right to purchase shares of Common Stock ("Stock Awards"), or (ii) awards of Options, which may be either ISOs or Non-Qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-Qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1993 Employee Plan until October 20, 2003. The termination of the 1993 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

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

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. The 1993 Employee Plan, however, limits the number of shares of Common Stock with respect to which awards can be made in any calendar year to any one participant to 200,000 shares. In May 1996, the Company granted key employees ISOs covering 95,000 shares with an exercise price of $.59 per share. In September 1996, the Company granted key employees ISOs covering 175,000 shares with an exercise price of $.80 per share. In May 1999, the Company granted key employees ISOs covering 18,364 shares at an exercise price of $4.25 per share. To date, options for 180,417 shares are outstanding under the 1993 Employee Plan and options for 106,000 shares have been exercised. 165,417 of the options are fully vested, the remaining 15,000 options will vest at a rate of 33 1/3% beginning May 2000. The options have a term of 10 years from the date of grant.

Director Plan

On December 2, 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan"), which provides for the grant of Non-Qualified Options to non-employee directors of the Company. The Company reserved 50,000 shares of Common Stock for issuance under the Director Plan. In January 1995, the non-employee directors of the Company were granted Non-Qualified Options covering 20,000 shares with an exercise price of $.79 per share. In November 1996, the non-employee directors of the Company were granted Non-qualified Options covering 25,000 shares with an exercise price of $1.08 per share. In November 1997, the non-employee directors of the Company were granted Non-Qualified Options covering 5,000 shares with an exercise price of $3.71 per share. To date, options for 40,000 shares are outstanding under the Director Plan, all of which are vested, and options for 10,000 shares have been exercised. The options have a term of 10 years from the date of grant.

The Director Plan was a "formula plan," pursuant to which each non-employee director automatically received a grant of Non-Qualified Options to purchase 5,000 shares of Common Stock on the day immediately after each annual meeting of the stockholders at which directors are elected, beginning with the annual meeting held in December 1993. If on any such day, the number of shares of Common Stock remaining available for issuance under the Director Plan was insufficient for the grant of the total number of Non-qualified Options to which all participants would otherwise be entitled, each participant received Non-qualified Options to purchase a proportionate number of the available number of remaining shares. The exercise price of each Non-Qualified Option is equal to the fair market value on the date of grant of such Option as determined under the Director Plan. Generally, the Director Plan specifies that such fair market value is the average trading price of the Common Stock during the period beginning 45 days before the date of grant and ending 15 days before the date of grant.

SFAS 123 Disclosures

SFAS 123, "Accounting for Stock-Based Compensation," was effective for the Company beginning in fiscal 1997. SFAS 123 defines a fair value method of accounting for employee stock options which provides for compensation cost to be charged to results of operations at the grant date. The Company has adopted the disclosure-only provisions of SFAS 123 and follows the accounting treatment prescribed by Accounting Pronouncement Bulletin Opinion No. 25 ("APB 25") in accounting for stock options issued to its employees and directors. Accordingly, no compensation cost was recognized in connection with the grant of options during the periods presented. Had compensation cost for the stock options issued been based on the fair value of the options at the grant dates, consistent with SFAS 123, the Company's net income and net income per share (diluted) for the years ended June 30, 1999, 1998 and 1997, would have been $5.5 million or $.65 per share, $24.8 million or $2.95 per share, and $6.4 million or $.83 per share, respectively.

Pro forma results under SFAS 123 in the years presented are not likely to be representative of future pro forma results because, for example, additional awards may be made in future years.

Set forth below is a summary of awards of stock options made by the Company during the years ended June 30, 1999, 1998 and 1997, and awards outstanding as of the end of those years:

                                                        Years ended June 30,
                              --------------------------------------------------------------------------
                                      1999                       1998                      1997
                              ----------------------    ----------------------    ----------------------
                                            Weighted                  Weighted                  Weighted
                                            Average                   Average                   Average
                                            Exercise                  Exercise                  Exercise
                                Shares       Price       Shares        Price       Shares        Price
                              ---------     --------    ---------     --------    ---------     --------
Options outstanding,
   beginning of year          1,191,495      $ .78      1,224,495      $ .71        295,000      $ .78
   Options granted               55,698      $4.25         25,000      $3.71        949,495      $ .74
   Options canceled              (5,000)     $ .63         (7,501)     $ .63        (20,000)     $2.75
   Options exercised           (410,427)     $ .71        (50,499)     $ .70
                              ---------                 ---------                 ---------
Options outstanding, end
   of year                      831,766      $1.05      1,191,495      $ .78      1,224,495      $ .71
                              =========                 =========                 =========
Options exercisable, end
    of year                     801,766      $ .83      1,152,332      $ .79      1,131,171      $ .72
                              =========                 =========                 =========
Shares available for
    grant, end of year               --        n/a         50,200        n/a         67,699        n/a
                              =========                 =========                 =========

The weighted-average fair value of stock options granted by the Company during the years ended June 30, 1999, 1998 and 1997, was $1.74, $.78, and $.38,
respectively. The value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (1) a risk-free interest rate of 5.82% for fiscal 1999, 5.41% for fiscal 1998, and 6.19% for fiscal 1997, (2) an expected life of three years for fiscal 1999, 1998 and 1997, (3) expected volatility of 52.58% for fiscal 1999, 54.56% for fiscal 1998, and 72.5% for fiscal 1997, and (4) no dividend yield, as the Company has not paid any dividends since inception. The Credit Agreement substantially limits the payment of cash dividends.

The following table summarizes information about the Company's stock options outstanding as of June 30, 1999:

                                     Options Outstanding                            Options Exercisable
                     -------------------------------------------------      --------------------------------
                                   Weighted-Average
                        Number        Remaining       Weighted-Average        Number        Weighted-Average
   Range of          Outstanding     Contractual          Exercise          Exercisable         Exercise
    Prices           at 6/30/99         Life                Price           at 6/30/99            Price
   --------          -----------   ----------------   ----------------      -----------     ----------------
OPTION PLANS:

   $.59 - $3.71        356,500       5.88 years         $      .75            356,500          $      .75
       $4.25            55,698       9.88 years         $     4.25             25,698          $     4.25

CEO OPTIONS:

        $.69           419,568       8.08 years         $      .69            419,568(1)       $      .69
                       -------                                                -------
                       831,766       7.22 years         $      .95            801,766          $      .83
                       =======                                                =======


(1) As previously discussed, the options granted to the Company's CEO, although 100% vested, are subject to restrictions designed to prevent an "ownership change" for federal tax purposes.

WARRANTS

In December 1991, the Company issued warrants to acquire 194,521 shares of Common Stock at $4.24 per share, all of which were exercised during fiscal 1999. In June 1992, the Company issued warrants to acquire 290,314 shares of Common Stock at $4.24 per share, of which 3,308 were exercised during fiscal 1998 and 49,787 were exercised during fiscal 1999. The remaining 237,219 warrants expired on June 30, 1999 without being exercised. In March 1994, the Company issued warrants to acquire 10,170 shares of Common Stock at $1.625 per share, of which 7,510 were exercised during fiscal 1999. The remaining 2,660 warrants expired on March 31, 1999 without being exercised.

NOTE 13 -- EMPLOYEE BENEFIT PLANS

Flexible Benefits Plan Trust Fund

Effective July 1, 1992, the Company established a trust (the "Trust") to fund the Company's employee benefit plans (collectively, the "Plans"). The Plans include the Company's medical plan, dental plan, disability plan, life insurance plan, and accidental death and dismemberment plan and any other employee welfare benefit plan permissible under Section 3(1) of the Employee Retirement Income Security Act of 1974. The Company has adopted a flexible benefits plan established pursuant to Section 125 of the Code to furnish eligible employees with a choice of receiving cash or certain statutory taxable or non-taxable benefits under the Plans.

The medical and dental benefits provided to the Company's employees under the Plans are funded primarily through employer and employee contributions to the Trust. In addition, the Company has purchased stop loss insurance which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated future claims of $907,000 and $828,000 at June 30, 1999 and 1998, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans.

The Company from time-to-time makes contributions to the Trust, which are irrevocable. Trust assets may not revert to or inure to the benefit of the Company. Neither the Company, administrator, nor trustee is responsible for the adequacy of the Trust.

While the trustee has virtual plenary authority to manage and invest trust assets, the trustee is required to use trust assets and income exclusively to provide benefits under the Plans and to defray reasonable expenses of administering the Plans.

Employees Savings Trust

Effective July 1, 1994, the Company adopted the Thousand Trails, Inc. Employees Savings Trust (the "401(k) Plan") for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 15% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling $106,000 for the year ended June 30, 1999, and has committed to make matching contributions for the calendar year ended December 31, 1999, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant's annual compensation

(or a maximum of 1.8% of the participant's annual compensation). Employer contributions are subject to a seven-year vesting schedule.

Non-Qualified Deferred Compensation Plan

Effective April 23, 1998, the Company established the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") for the purpose of establishing a deferred compensation plan for certain "highly compensated" employees of the Company. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary subject to certain limitations. In addition, the Company may make discretionary matching contributions determined solely at the discretion of the Company. The Company made matching contributions of approximately $7,000 for the year ended June 30, 1999, and has committed to make matching contributions for the calendar year ended December 31, 1999, in an amount equal to 45% of the combined voluntary contributions to the Non-Qualified Plan and 401(k) Plan made by each participant, up to 4% of the participant's annual compensation (or a maximum of 1.8% of the participants annual compensation). Employer contributions are fully vested at the time the contributions are made.

Employee Stock Purchase Plan.

Effective August 1, 1999, the Company adopted the Thousand Trails, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") to give employees and non-employee directors of the Company an opportunity to purchase Common Stock through payroll deductions. Under the terms of the Stock Purchase Plan, participants may defer between 1% and 10% of their annual compensation, which is used to purchase shares of Common Stock on a semi-annual basis. The purchase price paid by participants is 85% of the closing price of the Common Stock as reported by the American Stock Exchange on the date of purchase. The Company pays the other 15% of the purchase price, plus commissions, and the other costs of administering the Stock Purchase Plan.

NOTE 14 -- INDUSTRY SEGMENT INFORMATION

Effective in fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information on operating segments and related matters.

The Company has three reportable segments: campgrounds, RPI, and Wilderness Management. The campground segment generates a majority of the Company's operating revenues. These three segments offer different products and services.

The campgrounds segment operates a network of 53 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include (i) the sale of memberships entitling the member to use campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

RPI sells memberships that allow members to use any of the recreational facilities participating in RPI's reciprocal use system, subject to certain limitations. Operating revenue consists of the annual membership fees paid by members.

Wilderness Management manages 169 public campgrounds for the US Forest Service. Operating revenue consists of the campsite usage fees paid by people staying at the public campgrounds.

The Company evaluates performance based upon the income before taxes for each business segment. Identifiable assets are those assets used exclusively in the operations of each business segment.

                                           Year ended June 30, 1999
                                           ------------------------
                                                           Wilderness       Corporate
                           Campgrounds        RPI          Management       and Other       Consolidated
                           -----------      --------       ----------       ---------       ------------
Operating revenues          $ 52,040        $  3,576        $  2,271        $     98         $ 57,985
Sales                          3,959                                             126            4,085
Income (loss) before
   income taxes               12,842           1,613             136          (6,676)           7,915
Identifiable assets           45,446             361             322          10,675           56,804
Depreciation expense           2,265              19              17             303            2,604
Capital expenditures           1,475               4                           1,456            2,935


                                           Year ended June 30, 1998
                                           ------------------------
                                                           Wilderness       Corporate
                           Campgrounds        RPI          Management       and Other       Consolidated
                           -----------      --------       ----------       ---------       ------------
Operating revenues          $51,964        $ 4,035           $ 1,321         $   520           $57,840
Sales                         3,227                                              667             3,894
Income (loss) before
   income taxes              13,842          1,903              (188)            159            15,716
Identifiable assets          48,229            263               352          25,418            74,262
Depreciation expense          2,158             26                11             343             2,538
Capital expenditures          1,666             11                38             370             2,085


                                           Year ended June 30, 1997
                                           ------------------------
                                                           Wilderness       Corporate
                           Campgrounds        RPI          Management       and Other       Consolidated
                           -----------      --------       ----------       ---------       ------------
Operating revenues          $54,153         $ 4,086         $ 1,094          $ 2,604           $61,937
Sales                         2,892                                              585             3,477
Income (loss) before
   income taxes              13,968           2,108              72           (8,979)            7,169
Identifiable assets          58,349             277             327            4,349            63,302
Depreciation expense          2,654              26               8              507             3,195
Capital expenditures            784              19              32              211             1,046

NOTE 15 -- INDEMNIFICATION ARRANGEMENTS

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

The Company must advance funds to these individuals to enable them to defend any such threatened or pending action, suit or proceeding. The Company cannot release such funds, however, until it receives an undertaking by or on behalf of the requesting individual to repay the amount if a court of competent jurisdiction ultimately determines that such individual is not entitled to indemnification. In connection with this obligation, the Company established trusts to reimburse present and former directors and officers for any indemnifiable damages and expenses that they might incur and to advance defense funds to them. In 1991, the Company contributed $800,000 to the trusts. In fiscal 1998, the trusts were partially terminated, and a portion of the trust assets were distributed to the Company. The remaining assets totaled $832,000 at June 30, 1999, and are included in other assets in the accompanying consolidated balance sheets. The trusts were terminated in July 1999, and the trust assets were distributed to the Company.

NACO also contributed $200,000 to a trust that was established to reimburse NACO directors and officers for any indemnifiable damages and expenses that they might incur and to advance defense funds to them. This trust was terminated in fiscal 1998 and the trust assets were distributed to the Company.

NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1999 and 1998 (in thousands, except per share amounts):

                                                     First        Second        Third        Fourth
                                                    Quarter       Quarter      Quarter       Quarter
                                                    -------       -------      -------       -------
Fiscal 1999
  Total revenues                                    $20,461       $15,736      $14,916       $16,812
  Total expenses (before taxes)                      18,253        13,399       13,277        15,081
  Net income                                          1,462         2,053          930         1,126
  Net income per share-basic                            .20           .27          .12           .14
  Net income per share-diluted                          .17           .24          .11           .13
  Shares used to calculate net income per share:
     Basic                                            7,458         7,512        7,680         7,871
     Diluted                                          8,433         8,425        8,518         8,526

Fiscal 1998
  Total revenues                                    $23,262       $16,078      $15,636       $20,533
  Total expenses (before taxes)                      17,102        13,520       13,387        15,784
  Net income                                          5,986         2,500        2,107        14,286
  Net income per share-basic                            .82           .34          .28          1.92
  Net income per share-diluted                          .72           .29          .25          1.70
  Shares used to calculate net income per share:
     Basic                                            7,386         7,393        7,415         7,435
     Diluted                                          8,330         8,468        8,396         8,399

The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

During the first quarter of 1998, the Company recorded gains of $3.4 million on the sale of various campgrounds. During the fourth quarter of 1998, the Company included in income a $10.0 million deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets.

 The Company adopted SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998, which modified the Company's earnings per share calculation and required restatement of prior period calculations. SFAS No. 128 replaced the calculation of primary and fully diluted net income per share set forth in Accounting Principles Board Opinion No. 15 ("APB No. 15") with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of common stock equivalents. Diluted net income per share is similar to the previously reported fully diluted net income per share and is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding, as determined by the treasury stock method.

The following table provides the information necessary to reconcile primary and fully diluted net income per share reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, prior to adoption of SFAS No. 128, with basic and diluted net income per share utilizing SFAS No. 128 (dollars and shares in thousands, except per share amounts):

                                                     For the quarter ended September 30, 1997
                                              -------------------------------------------------------
                                                      APB No. 15                   SFAS No. 128
                                              --------------------------     ------------------------
                                              Net income     Net income      Net income    Net income
                                              per share -   per share -      per share -   per share -
                                                primary    fully diluted        basic       diluted
                                              -----------  -------------     -----------   ----------
  Net income                                   $5,986          $5,986          $5,986        $5,986
                                               ======          ======          ======        ======

  Weighted average number of shares
       outstanding                              7,386           7,386           7,386         7,386

  Dilutive options                                902           1,021                           939
  Dilutive warrants                                 5               6                             5
                                               ------          ------          ------        ------

Weighted average number of shares-diluted       8,293           8,413             n/a         8,330
                                               ======          ======          ======        ======

  Net income per share                            .72             .71             .82           .72
                                               ======          ======          ======        ======

                                                                     SCHEDULE II

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                    Balance at
Valuation and qualifying accounts                   beginning of                               Balance at
      deducted from assets           Year ended         year        Additions     Deductions   end of year
---------------------------------    ----------     ------------    ---------     ----------   -----------
Allowance for doubtful                 6/30/99        $ 2,136        $   186       $ 1,295 (a)  $ 1,027
   accounts                            6/30/98          3,855             86         1,805 (a)    2,136
                                       6/30/97          6,290             35         2,470 (a)    3,855

Allowance for uncollectible            6/30/99        $ 3,429        $ 1,607       $ 2,437      $ 2,599
   dues receivable                     6/30/98          3,568          2,626         2,765        3,429
                                       6/30/97          4,666          3,215         4,313        3,568

Allowance for interest discount,       6/30/99        $   546        $     0       $   317      $   229
   collection costs and valuation      6/30/98          1,069              0           523          546
   discount                            6/30/97          1,762              0           693        1,069


Deferred tax valuation                 6/30/99        $ 6,392        $     0       $   585 (b)  $ 5,807
   allowance                           6/30/98         21,961              0        15,569 (b)    6,392
                                       6/30/97         25,220              0         3,259       21,961


(a) Includes a reduction in the allowance for doubtful accounts of $886, $1,000, and $1,232 in fiscal 1999, 1998 and 1997, respectively.

(b) Includes a reduction in the deferred tax valuation allowance of $10,000 in fiscal 1998 and $401 in fiscal 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Proposal I - Election of Directors," "Board of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption "Security Ownership" in the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

The following documents are filed as part of this Report:

         Report of Independent Public Accountants for the years ended June 30, 1999, 1998 and 1997.

         Consolidated Balance Sheets as of June 30, 1999 and 1998.

         Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Schedule II - Valuation and Qualifying Accounts


(b) REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999.

(c) EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this report:

      Exhibit
      Number                      Description
      -------                     -----------
         2.1      Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy
                  statement/prospectus filed with the the SEC on October 3, 1996 as part of the Registration Statement on Form S-4,
                  Registration Statement No. 333-13339, File No. 1-14645 (the
                  "S-4 Registration Statement").

         3.1      Restated Certificate of Incorporation of the Company
                  (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4
                  Registration Statement).

         3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         4.1 Registration Rights Agreement, dated as of June 12, 1992, regarding the Company's Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 1-14645).

         10.1 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.2     First Amendment to Loan and Security Agreement, dated as of
                  May 16, 1997, between the Company and Foothill Capital
                  Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on
                  July 8, 1997, File No. 1-14645).

         10.3     Second Amendment to Loan and Security Agreement dated as of
                  December 23, 1997, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1997, File No. 1-14645).

         10.4     Third Amendment to Loan and Security Agreement dated as of
                  January 5, 1998, between the Company and Foothill Capital
                  Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, File No. 1-14645).

         10.5     Fourth Amendment to Loan and Security Agreement, dated as of
                  June 10, 1998, between the Company and Foothill (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No.
                  1-14645).

         10.6     Fifth Amendment to Loan and Security Agreement, dated as of
                  September 15, 1998, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998, File No. 1-14645).

         10.7     Sixth Amendment to Loan and Security Agreement, dated as of
                  October 21, 1998, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998, File No. 1-14645).

         10.8     Seventh Amendment to Loan and Security Agreement, dated as of
                  June 1, 1999, between the Company and Foothill.

         10.9 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.20 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.10 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.11    Form of Pledge and Security Agreement, dated as of July 10,
                  1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

         10.12 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No.
                  1-14645).

         10.13 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1996, File No. 1-14645).

         10.14 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No.
                  1-14645).

         10.15    Amendment No. 1 to the Company's 1991 Employee Stock Incentive
                  Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

         10.16    The Company's 1993 Stock Option and Restricted Stock Purchase
                  Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No.
                  1-14645).

         10.17    Amendment No. 1 to the Company's 1993 Stock Option and
                  Restricted Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

         10.18 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration
                  Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

         10.19    Amendment No. 1 to the Company's 1993 Director Stock Option
                  Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

         10.20 Stock Option Agreement, dated as of August 1, 1996, between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         10.21 Assumption of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails under the USTrails Inc. 1991 Employee Stock Incentive Plan, as amended;
                  the USTrails Inc. 1993 Stock Option and Restricted Stock
                  Purchase Plan, as amended; the USTrails Inc. 1993 Director
                  Stock Option Plan, as amended; Warrant Certificates originally issued on December 31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw
                  (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File
                  No. 1-14645).

         10.22    Employment Agreement, dated as of May 11, 1995, between the
                  Company and William J. Shaw, and related Standby Letter of
                  Credit, dated September 22, 1995, issued by The Bank of
                  California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from The Wyatt Company, regarding
                  Mr. Shaw's Employment Agreement (incorporated by reference to
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

         10.23    Letter dated June 29, 1996, from William J. Shaw to the
                  Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise
                  Bonus payable to Mr. Shaw under his Employment Agreement
                  (incorporated by reference to Exhibit 10.30 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.24    Amendment dated as of December 10, 1998 to the Employment
                  Agreement between the Company and William J. Shaw
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1998, File No. 1-14645).

         10.25    Amended and Restated Employment Agreement, dated as of
                  September 10, 1992, among the Company, NACO, RPI, and William
                  F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1993, File No. 1-14645), and Letter, dated December 1,
                  1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly on From 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

         10.26    Amended and Restated Employment Agreement, dated as of
                  December 2, 1992, among the Company, NACO, and Walter B.
                  Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1992, File No. 1-14645), and amendment dated
                  November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1995, File No. 1-14645), and amendment dated December
                  7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1995, File No. 1-14645).

         10.27    Employment Agreement, dated as of August 31, 1995, between the
                  Company and R. Gerald Gelinas (incorporated by reference to
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

         10.28 Agreement, dated as of October 27, 1997, between the Company and Bryan D. Reed.

         10.29 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1995,
                  File No. 1-14645).

         10.30 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.36 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.31 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.37 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.32 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

         10.33 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.39 to the Company's
                  Registration Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

         10.34 Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank of California, N.A. (formerly known as The
                  Bank of California, N.A., and referred to herein as "Union
                  Bank"), and Trails (incorporated by reference from Trails'
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

         10.35    Supplement to Grantor Trust Agreement, dated as of November
                  20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.44 to the Company's Registration
                  Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

         10.36    Supplement No. 3 to Grantor Trust Agreement, dated as of May
                  18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust
                  Agreement, dated as of September 30, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

         10.37    Grantor Trust Agreement, dated May 8, 1991, between the
                  Company and Texas Commerce Bank, N.A. ("Texas Bank")
                  (incorporated by reference to Exhibit 10.41 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

         10.38    Supplement and Succession Agreement to Grantor Trust
                  Agreement, dated as of October 13, 1992, among Union Bank,
                  Texas Bank, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit
                  10.51 to the Company's Registration Statement No. 33-571261 on
                  Form S-2, originally filed with the SEC on January 15, 1993,
                  File No. 1-14645).

         10.39    Supplement to Grantor Trust Agreement, dated as of November
                  20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         10.40    Supplement No. 2 to Grantor Trust Agreement, dated as of
                  January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                  Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, File No. 1-14645).

         10.41    Supplement No. 3 to Grantor Trust Agreement, dated as of May
                  18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust
                  Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

         10.42    Trust Agreement, dated as of July 22, 1992, establishing the
                  Company's Flexible Benefits Plan Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

         10.43    Thousand Trails, Inc. Employee Savings Trust, dated as of July
                  1, 1994, between the Company and its subsidiaries and The Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.44    Agreement for the Thousand Trails, Inc. Non-Qualified Deferred
                  Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

         10.45    Agreement for the Thousand Trails, Inc. Employee Stock
                  Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8, filed with the SEC on July 22, 1999).

         10.46 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

         10.47 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit
                  10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.48 Tax Allocation Agreement, dated as of October 29, 1993, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.49 Stockholder Agreement dated April 5, 1999, between the Company and Carl Marks Management Company, L.P., et. al. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No.
                  1-14645).

         10.50    Sample form of current Membership Contract.

         11.1     Statement re: Computation of Per Share Earnings.

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

         23.1     Consent of Arthur Andersen LLP.

         27.1 Financial Data Schedule as of and for the year ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THOUSAND TRAILS, INC.
                                 (Registrant)


Date:    September 24, 1999            By: /s/ William J. Shaw
                                           -------------------
                                          William J. Shaw
                                          Chairman of the Board, President,
                                          Chief Executive Officer, and acting
                                          Chief Financial Officer

Date:    September 24, 1999            By: /s/ Bryan D. Reed
                                           -----------------
                                           Bryan D. Reed
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                  Title                      Date
         ---------                                  -----                      ----

/s/ Andrew M. Boas                                 Director                  September 24, 1999
-----------------------------
Andrew M. Boas


/s/ William P. Kovacs                              Director                  September 24, 1999
-----------------------------
William P. Kovacs


/s/ Donald R. Leopold                              Director                  September 24, 1999
-----------------------------
Donald R. Leopold


/s/ H. Sean Mathis                                 Director                  September 24, 1999
-----------------------------
H. Sean Mathis


/s/ Douglas K. Nelson                              Director                  September 24, 1999
-----------------------------
Douglas K. Nelson


/s/ William J. Shaw                              Chairman of                 September 24, 1999
-----------------------------                     the Board
William J. Shaw

                                 EXHIBIT INDEX


      Exhibit
      Number                      Description
      -------                     -----------
         2.1      Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy
                  statement/prospectus filed with the the SEC on October 3, 1996 as part of the Registration Statement on Form S-4,
                  Registration Statement No. 333-13339, File No. 1-14645 (the
                  "S-4 Registration Statement").

         3.1      Restated Certificate of Incorporation of the Company
                  (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4
                  Registration Statement).

         3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         4.1 Registration Rights Agreement, dated as of June 12, 1992, regarding the Company's Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 1-14645).

         10.1 Loan and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.19 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.2     First Amendment to Loan and Security Agreement, dated as of
                  May 16, 1997, between the Company and Foothill Capital
                  Corporation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on
                  July 8, 1997, File No. 1-14645).

         10.3     Second Amendment to Loan and Security Agreement dated as of
                  December 23, 1997, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1997, File No. 1-14645).

         10.4     Third Amendment to Loan and Security Agreement dated as of
                  January 5, 1998, between the Company and Foothill Capital
                  Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, File No. 1-14645).

         10.5     Fourth Amendment to Loan and Security Agreement, dated as of
                  June 10, 1998, between the Company and Foothill (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No.
                  1-14645).

         10.6     Fifth Amendment to Loan and Security Agreement, dated as of
                  September 15, 1998, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998, File No. 1-14645).

         10.7     Sixth Amendment to Loan and Security Agreement, dated as of
                  October 21, 1998, between the Company and Foothill
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1998, File No. 1-14645).

         10.8     Seventh Amendment to Loan and Security Agreement, dated as of
                  June 1, 1999, between the Company and Foothill.

         10.9 Secured Promissory Note (Account Note), dated July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.20 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.10 Secured Promissory Note (Term Note), dated July 10, 1996, between the Company and Foothill Capital Corporation
                  (incorporated by reference to Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.11    Form of Pledge and Security Agreement, dated as of July 10,
                  1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

         10.12 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No.
                  1-14645).

         10.13 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1996, File No. 1-14645).

         10.14 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No.
                  1-14645).

         10.15    Amendment No. 1 to the Company's 1991 Employee Stock Incentive
                  Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

         10.16    The Company's 1993 Stock Option and Restricted Stock Purchase
                  Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No.
                  1-14645).

         10.17    Amendment No. 1 to the Company's 1993 Stock Option and
                  Restricted Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

         10.18 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration
                  Statement No. 33-73284 on Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

         10.19    Amendment No. 1 to the Company's 1993 Director Stock Option
                  Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

         10.20 Stock Option Agreement, dated as of August 1, 1996, between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         10.21 Assumption of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails under the USTrails Inc. 1991 Employee Stock Incentive Plan, as amended;
                  the USTrails Inc. 1993 Stock Option and Restricted Stock
                  Purchase Plan, as amended; the USTrails Inc. 1993 Director
                  Stock Option Plan, as amended; Warrant Certificates originally issued on December 31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw
                  (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File
                  No. 1-14645).

         10.22    Employment Agreement, dated as of May 11, 1995, between the
                  Company and William J. Shaw, and related Standby Letter of
                  Credit, dated September 22, 1995, issued by The Bank of
                  California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from The Wyatt Company, regarding
                  Mr. Shaw's Employment Agreement (incorporated by reference to
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

         10.23    Letter dated June 29, 1996, from William J. Shaw to the
                  Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise
                  Bonus payable to Mr. Shaw under his Employment Agreement
                  (incorporated by reference to Exhibit 10.30 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.24    Amendment dated as of December 10, 1998 to the Employment
                  Agreement between the Company and William J. Shaw
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1998, File No. 1-14645).

         10.25    Amended and Restated Employment Agreement, dated as of
                  September 10, 1992, among the Company, NACO, RPI, and William
                  F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1993, File No. 1-14645), and Letter, dated December 1,
                  1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly on From 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

         10.26    Amended and Restated Employment Agreement, dated as of
                  December 2, 1992, among the Company, NACO, and Walter B.
                  Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1992, File No. 1-14645), and amendment dated
                  November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1995, File No. 1-14645), and amendment dated December
                  7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1995, File No. 1-14645).

         10.27    Employment Agreement, dated as of August 31, 1995, between the
                  Company and R. Gerald Gelinas (incorporated by reference to
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

         10.28 Agreement, dated as of October 27, 1997, between the Company and Bryan D. Reed.

         10.29 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1995,
                  File No. 1-14645).

         10.30 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.36 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.31 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.37 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

         10.32 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

         10.33 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.39 to the Company's
                  Registration Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

         10.34 Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank of California, N.A. (formerly known as The
                  Bank of California, N.A., and referred to herein as "Union
                  Bank"), and Trails (incorporated by reference from Trails'
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

         10.35    Supplement to Grantor Trust Agreement, dated as of November
                  20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.44 to the Company's Registration
                  Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

         10.36    Supplement No. 3 to Grantor Trust Agreement, dated as of May
                  18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust
                  Agreement, dated as of September 30, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

         10.37    Grantor Trust Agreement, dated May 8, 1991, between the
                  Company and Texas Commerce Bank, N.A. ("Texas Bank")
                  (incorporated by reference to Exhibit 10.41 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

         10.38    Supplement and Succession Agreement to Grantor Trust
                  Agreement, dated as of October 13, 1992, among Union Bank,
                  Texas Bank, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit
                  10.51 to the Company's Registration Statement No. 33-571261 on
                  Form S-2, originally filed with the SEC on January 15, 1993,
                  File No. 1-14645).

         10.39    Supplement to Grantor Trust Agreement, dated as of November
                  20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

         10.40    Supplement No. 2 to Grantor Trust Agreement, dated as of
                  January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                  Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, File No. 1-14645).

         10.41    Supplement No. 3 to Grantor Trust Agreement, dated as of May
                  18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust
                  Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee.

         10.42    Trust Agreement, dated as of July 22, 1992, establishing the
                  Company's Flexible Benefits Plan Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

         10.43    Thousand Trails, Inc. Employee Savings Trust, dated as of July
                  1, 1994, between the Company and its subsidiaries and The Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.44    Agreement for the Thousand Trails, Inc. Non-Qualified Deferred
                  Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

         10.45    Agreement for the Thousand Trails, Inc. Employee Stock
                  Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8, filed with the SEC on July 22, 1999).

         10.46 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

         10.47 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit
                  10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.48 Tax Allocation Agreement, dated as of October 29, 1993, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

         10.49 Stockholder Agreement dated April 5, 1999, between the Company and Carl Marks Management Company, L.P., et. al. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No.
                  1-14645).

         10.50    Sample form of current Membership Contract.

         11.1     Statement re: Computation of Per Share Earnings.

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

         23.1     Consent of Arthur Andersen LLP.

         27.1 Financial Data Schedule as of and for the year ended June 30, 1999.