Form 10-Q
period 1999-09-30
THOUSAND TRAILS INC /DE/
filed 1999-11-12
CIK 1024124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period of          to
                                             --------    --------

                         Commission File Number 1-14645


                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                    75-2138671
---------------------------------             ----------------------------------
  (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)


2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS               75234
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code:            (972) 243-2228
                                                               -----------------


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

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 11, 1999 was 7,978,228.

                              THOUSAND TRAILS, INC.


                                      INDEX

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999
                    and June 30, 1999..............................................................3

                  Consolidated Statements of Operations for the three months ended
                    September 30, 1999 and September 30, 1998......................................4

                  Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1999.......................................................5

                  Consolidated Statements of Cash Flows for the three months ended
                    September 30, 1999 and September 30, 1998......................................6

                  Notes to Consolidated Financial Statements.......................................8

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.................................13

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................21


PART II.  OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K................................................22

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                    ASSETS                                       September 30,           June 30,
                                                                                     1999                  1999
                                                                                 --------------      --------------
                                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                     $        1,302      $        2,197
   Current portion of receivables, net of allowances and discount of
     $.6 million and $.7 million, respectively                                            1,287               1,402
   Current portion of deferred membership selling expenses                                  753                 693
   Current portion of net deferred tax assets                                             2,336               2,061
   Other current assets                                                                   2,274               2,048
                                                                                 --------------      --------------
       Total Current Assets                                                               7,952               8,401
   Restricted cash                                                                          998               1,240
   Receivables, net of allowances and discount of $.5 million and $.5
    million, respectively                                                                   878                 782
   Campground land                                                                       13,200              13,200
   Buildings and equipment, net of accumulated depreciation of
     $17.5 million and $18.1 million, respectively                                       20,402              20,829
   Land held for sale                                                                     2,987               2,987
   Deferred membership selling expenses                                                   1,564               1,372
   Net deferred tax assets                                                                4,658               5,635
   Other assets                                                                           1,104               2,358
                                                                                 --------------      --------------
       Total Assets                                                              $       53,743      $       56,804
                                                                                 ==============      ==============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $        1,894      $        1,666
   Accrued interest                                                                          97                 110
   Other accrued liabilities                                                              5,634               6,148
   Current portion of long term debt                                                      1,932               2,100
   Accrued construction costs                                                             1,888               1,888
   Current portion of deferred revenue                                                   14,147              19,098
                                                                                 --------------      --------------
       Total Current Liabilities                                                         25,592              31,010
   Long term debt                                                                         9,623               8,787
   Deferred revenue                                                                       6,482               5,627
   Other liabilities                                                                      1,664               1,732
                                                                                 --------------      --------------
       Total Liabilities                                                                 43,361              47,156
                                                                                 --------------      --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,972,228 and
    8,096,128 shares issued and outstanding, respectively, after deducting
    132,100 and 3,200 shares held in Treasury, respectively                                  80                  81
   Additional paid-in capital                                                            21,310              21,869
   Accumulated deficit subsequent to December 31, 1991, date of emergence
    from bankruptcy                                                                     (10,869)            (12,163)
   Accumulated other comprehensive loss                                                    (139)               (139)
                                                                                 --------------      --------------
       Total Shareholders' Equity                                                        10,382               9,648
                                                                                 --------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $       53,743      $       56,804
                                                                                 ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                  For the three months ended September 30,
                                                  ----------------------------------------
                                                         1999                1998
                                                  ----------------      ------------------
REVENUES
     Membership dues                               $         9,047      $         9,340
     Other campground revenue                                7,866                7,567
     Membership and lot sales                                1,071                  978
     RPI membership fees                                       835                  969
     Interest income                                           295                  623
     Gain on asset sales                                         4                   88
     Other income                                              715                  896
                                                   ---------------      ---------------
         Total Revenues                                     19,833               20,461
                                                   ---------------      ---------------
EXPENSES
     Campground operating expenses                          12,730               12,554
     Selling expenses                                          904                  988
     Marketing expenses                                        846                  582
     RPI membership expenses                                   517                  532
     Corporate member services                                 369                  381
     Interest expense and amortization                         296                1,078
     General and administrative expenses                     2,034                2,138
                                                   ---------------      ---------------
         Total Expenses                                     17,696               18,253
                                                   ---------------      ---------------

INCOME BEFORE INCOME TAXES                                   2,137                2,208
INCOME TAXES --
     Income tax provision - current                           (141)                (261)
     Income tax provision - deferred                          (702)                (485)
                                                   ---------------      ---------------
                                                              (843)                (746)

NET INCOME                                         $         1,294      $         1,462
                                                   ===============      ===============

NET INCOME PER SHARE -- BASIC                      $           .16      $           .20
                                                   ===============      ===============

NET INCOME PER SHARE -- DILUTED                    $           .15      $           .17
                                                   ===============      ===============

SHARES USED TO CALCULATE NET INCOME PER SHARE:
     Basic                                                   7,983                7,459
                                                   ===============      ===============
     Diluted                                                 8,622                8,413
                                                   ===============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                              Accumulated
                                                  Additional                    Other
                                     Common        Paid-In     Accumulated   Comprehensive
                                     Stock         Capital       Deficit        Loss          Total
                                     ------       ----------   -----------   -------------    -----
Balance, June 30, 1999              $     81      $ 21,869      $(12,163)     $   (139)     $  9,648

Issuance of common stock                --               4          --            --               4

Purchase of treasury stock                (1)         (563)         --            --            (564)

Net income for the three months
   ended September 30, 1999             --            --           1,294          --           1,294
                                    --------      --------      --------      --------      --------
Balance, September 30, 1999         $     80      $ 21,310      $(10,869)     $   (139)     $ 10,382
                                    ========      ========      ========      ========      ========







The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            For the three months ended September 30,
                                                            ----------------------------------------
                                                                  1999                    1998
                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Collections of principal on receivables                $             779      $           1,235
     Interest received                                                    265                    577
     Interest paid                                                       (296)                   (51)
     General and administrative and corporate member
       services costs                                                  (2,450)                (2,473)
     Cash collected from operations, including deferred
       revenue                                                         14,200                 13,688
     Cash from sales of memberships and
       lots at the point of sale                                        1,467                  1,190
     Expenditures for property operations                             (11,599)               (11,254)
     Expenditures for sales and marketing                              (1,998)                (1,682)
     Expenditures for insurance premiums                                 (901)                  (720)
     Payment of income taxes                                              (15)                  (273)
     Other, net                                                          (242)                    54
                                                            -----------------      -----------------
Net cash provided by (used in) operating activities                      (790)                   291
                                                            -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and HUD-related expenditures                                (218)                (1,078)
     Proceeds from asset sales                                              4                     77
                                                            -----------------      -----------------
Net cash used in investing activities                                    (214)                (1,001)
                                                            -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under Credit Agreement                                669                   --
     Purchase of Treasury Stock                                          (564)                  --
     Issuance of Common Stock                                               4                     45
                                                            -----------------      -----------------
Net cash provided by financing activities                                 109                     45
                                                            -----------------      -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (895)                  (665)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                2,197                 13,631
                                                            -----------------      -----------------
     End of period                                          $           1,302      $          12,966
                                                            =================      =================


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                For the three months ended September 30,
                                                                ----------------------------------------
                                                                     1999                    1998
                                                                ----------------      ------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
Net income                                                      $          1,294      $            1,462
                                                                ----------------      ------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES --
     Depreciation                                                            645                     644
     Amortization of interest yield, collection costs and
       valuation allowance                                                   (57)                   (106)
     Net deferral of sales revenue                                         1,106                     652
     Net deferral of selling expenses                                       (252)                   (179)
     Gain on asset sales                                                      (4)                    (88)
     Deferred income tax provision                                           702                     485
     Decrease in restricted cash                                             242                      54
     Decrease in receivables                                                  34                     796
     Decrease in other assets                                              1,053                     716
     Increase in accounts payable                                            228                     334
     Increase (decrease) in accrued interest                                 (13)                  1,034
     Decrease in other liabilities                                        (5,785)                 (5,664)
     Other, net                                                               17                     151
                                                                ----------------      ------------------
Total adjustments                                                         (2,084)                 (1,171)
                                                                ----------------      ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $           (790)     $              291
                                                                ================      ==================



The accompanying notes are an integral part of these consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc. and UST Wilderness Management Corporation ("Wilderness Management").

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission (the "SEC") on September 24, 1999.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 1999 and 1998, and in the consolidated balance sheet as of June 30, 1999.

NOTE 2 -- COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The following table provides statements of comprehensive income for the three months ended September 30, 1999 and 1998 (dollars in thousands):

                                                   For the three months ended
                                                         September 30,
                                                   -------------------------
                                                     1999            1998
                                                   ----------     ----------
                                                          (Unaudited)
       Net Income                                  $    1,294     $    1,462

       Foreign Currency Translation Adjustment           --               (3)
                                                   ----------     ----------
       Comprehensive Income                        $    1,294     $    1,459
                                                   ==========     ==========


NOTE 3 -- SEGMENT REPORTING

SFAS No. 131 requires the Company to report information on its operating segments, which are: campgrounds, RPI, and Wilderness Management. The campground segment generates a majority of the Company's operating revenues. These three segments offer different products and services.

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


                           Three Months Ended September 30, 1999
                         -----------------------------------------
                                                        Wilderness     Corporate
                         Campgrounds          RPI       Management     and Other      Consolidated
                         -----------          ---       ----------     ---------      ------------
Operating revenues       $   15,114     $     835      $    1,764     $       35      $   17,748
Sales                         1,044          --              --               27           1,071
Income (loss) before
   income taxes               3,113           318             365         (1,659)          2,137

                          Three Months Ended September 30, 1998
                         -----------------------------------------
                                                        Wilderness     Corporate
                         Campgrounds          RPI       Management     and Other      Consolidated
                         -----------          ---       ----------     ---------      ------------

Operating revenues       $   15,235     $      969     $    1,654     $       18      $   17,876
Sales                           940           --             --               38             978
Income (loss) before
   income taxes               3,341            437            436         (2,006)          2,208



NOTE 4 -- NET INCOME PER SHARE

SFAS No. 128 requires the Company to report basic and diluted net income per share. The tables below set forth the information necessary to compute basic and diluted net income per share for the three months ended September 30, 1999, and 1998, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):


                                                         For the three months ended
                                                                 September 30,
                                                         --------------------------
                                                            1999           1998
                                                         ----------     -----------
         Net Income                                      $    1,294     $     1,462
                                                         ==========     ===========

         Weighted Average Number of Shares - Basic            7,983           7,459

            Dilutive Options                                    639             948
            Dilutive Warrants                                  --                 6
                                                         ----------     -----------
         Weighted Average Number of Shares - Diluted          8,622           8,413
                                                         ==========     ===========
         Net Income Per Share - Basic                    $      .16     $       .20
                                                         ==========     ===========
         Net Income Per Share - Diluted                  $      .15     $       .17
                                                         ==========     ===========


Since inception, the Company has not paid any dividends. The credit agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 5 -- LONG TERM DEBT

CREDIT AGREEMENT WITH FOOTHILL

In January 1998, the Company repaid all outstanding borrowing under the Credit Agreement, and it had no outstanding borrowings under the Credit Agreement as of September 30, 1998. In October 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and additional amounts to use to redeem the Company's 12% Senior Subordinate Pay-In-Kind Notes ("PIK Notes") and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

In December 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes as discussed below. As a result of subsequent repayments, on September 30, 1999, the Company had $11.6 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $3.3 million for working capital purposes. The Company's ability to borrow up to an additional $10.0 million to fund its possible acquisition of members through the purchase of other membership campground operations will expire on December 31, 1999. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

PIK NOTES AND PIK NOTE REPURCHASES

The Company issued $40.2 million principal amount of PIK Notes in a restructuring of its debt in July 1996. In January 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. In June 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. In July 1997, January 1998, and July 1998, the Company issued an additional $1.7 million, $1.9 million, and $2.0 million principal amount of PIK Notes, respectively, in lieu of cash interest. In December 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding and paid $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the Credit Agreement with Foothill.

NOTE 6 -- CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of September 30, 1999 and June 30, 1999, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $874,000 and $1.1 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1999). The Company's membership base has declined significantly over the past five fiscal years, and net of new sales, the membership base is presently declining at the rate of approximately 5% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations.

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

NOTE 7 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the three months ended September 30, 1999 and 1998 (dollars in thousands):

                                                                Three months ended September 30,
                                                                --------------------------------
                                                                   1999                  1998
                                                                ----------              --------
   Non-cash payment of PIK Note interest (see Note 5)
   PIK Notes issued in lieu of cash interest payment                --                  $  1,969

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the SEC on September 24, 1999.

All capitalized terms used herein have the same meaning as those defined in Item 1 -- Financial Statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans, and conditions for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, and the other factors affecting the Company's operations described in this report.

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

CASH. On September 30, 1999, the Company had $1.3 million of cash and cash equivalents, a decrease of $895,000 from June 30, 1999. During the three months ended September 30, 1999, the Company's operating activities used $790,000 of cash, its investing activities used $214,000 of cash, and its financing activities produced $109,000 of cash. The Company's investing activities consisted of capital expenditures at the campgrounds. The Company's financing activities consisted primarily of borrowing and repayments under the Credit Agreement with Foothill and the purchase of 128,900 shares of the Company's common stock for a total of $564,000.

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

With respect to the Company's operating activities, for the three months ended September 30, 1999, the principal sources of operating cash were $14.2 million from operations, $1.0 million in principal and interest collections on contracts receivable, $1.5 million from sales of campground memberships and lots, and $834,000 from the termination of a grantor trust established to reimburse directors and officers for any indemnifiable damages and expenses they might incur. Principal uses of operating cash for the three months ended September 30, 1999, were $11.6 million in operating expenses, $2.5 million in administrative expenses (including general and administrative expenses and corporate member services costs), $2.0 million in sales and marketing expenditures, and $900,000 in insurance premiums.

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement as of September 30, 1998. In October 1998, the Company entered into an amendment to the Credit Agreement that gave the Company the flexibility to borrow up to $5.0 million for working capital purposes and additional amounts to use to redeem the PIK Notes and for the possible acquisition of members through the purchase of other membership campground operations. Under the amended Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus
 .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

In December 1998, the Company borrowed $24.0 million under the amended Credit Agreement to partially fund the redemption of the PIK Notes (see Note 5 to the consolidated financial statements included it Item 1). As a result of subsequent repayments, on September 30, 1999, the Company had $11.6 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $3.3 million for working capital purposes. The Company's ability to borrow up to an additional $10.0 million to fund its possible acquisition of members through the purchase of other membership campground operations will expire on December 31, 1999. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $13.1 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $1.8 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets decreased by $3.1 million during the three months ended September 30, 1999. Cash decreased by $895,000 as discussed above. Contracts receivable decreased by $19,000 due primarily to $779,000 in cash collections partially offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Other current assets increased by $226,000 due primarily to an increase in prepaid insurance, partially offset by a reduction in other accounts receivable. Buildings and equipment decreased by $427,000 due primarily to depreciation, partially offset by capital improvements made at certain campgrounds. Other assets decreased by $1.1 million due primarily to the termination of the grantor trust agreement discussed above, and the release of prior year worker's compensation deposits that were applied to current year premiums.

Total liabilities decreased by $3.8 million during the three months ended September 30, 1999. Deferred revenue decreased by $4.1 million due primarily to the recognition of $5.2 million of dues revenue in excess of dues collected during the period, partially offset by a $1.1 million net increase in deferred sales revenue. Long term debt increased by $668,000 due to additional borrowings under the Credit Agreement with Foothill. Other liabilities decreased by $582,000 due primarily to payments of accrued bonuses and other reductions in labor accruals, partially offset by an increase in accrued property taxes.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, as of September 30, 1999, the Company had $11.6 million of outstanding borrowings under the Credit Agreement with Foothill and it had the ability to borrow an additional $3.3 million for working capital purposes and up to an additional $10.0 million to use for the possible acquisition of members through the purchase of other membership campground operations (see "Liquidity and Capital Resources - Cash"). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company's interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. At the level of borrowings in place as of September 30, 1999, a hypothetical ten percent change in market interest rates over the next year would increase the Company's interest expense by approximately $100,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three months ended September 30, 1999 and 1998. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME. The Company reported net income of $1.3 million or $.15 per diluted share on revenues of $19.8 million for the three months ended September 30, 1999. This compares with net income of $1.5 million or $.17 per diluted share on revenues of $20.5 million for the same period last year. Although revenues declined slightly in the current quarter, the Company was able to control expenses and maintain approximately the same net income, despite a $380,000 increase in the current quarter in the unfavorable impact from the net deferral of sales revenues and expenses. The Company's net interest costs were also lower during the current quarter by more than $450,000.

The table on the following page shows separately the results of the campground operations, Wilderness Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999             1998
                                                               ----------      ----------
        CAMPGROUND OPERATIONS
           Membership dues                                     $    9,047      $    9,340
           Campground revenues                                      6,067           5,895
           Cost of campground revenues                             (2,630)         (2,399)
           Operating expenses                                      (8,681)         (8,894)
                                                               ----------      ----------
        Contribution from campground operations                     3,803           3,942
                                                               ----------      ----------

        SALES
           Sales revenues                                           1,044             940
           Selling expenses                                          (888)           (959)
           Marketing expenses                                        (846)           (582)
                                                               ----------      ----------
        Loss on sales                                                (690)           (601)
                                                               ----------      ----------

        WILDERNESS MANAGEMENT
           Revenues                                                 1,764           1,654
           Expenses                                                (1,399)         (1,218)
                                                               ----------      ----------
        Contributions from Wilderness Management                      365             436
                                                               ----------      ----------

        RESORT PARKS INTERNATIONAL
           Revenues                                                   835             969
           Expenses                                                  (517)           (532)
                                                               ----------      ----------
        Contribution from RPI                                         318             437
                                                               ----------      ----------

           Other income                                               701             896
           Corporate member services                                 (369)           (381)
           General and administrative expenses                     (2,019)         (2,138)
           Other                                                       25             (16)
                                                               ----------      ----------


        INCOME BEFORE INTEREST INCOME AND EXPENSE, GAIN ON
           ASSET SALES, AND TAXES                                   2,134           2,575
                                                               ----------      ----------

           Interest income                                            295             623
           Interest expense                                          (296)         (1,078)
           Gain on asset sales                                          4              88
                                                               ----------      ----------

        INCOME BEFORE TAXES                                    $    2,137      $    2,208
                                                               ==========      ==========

OPERATING INCOME. During the three months ended September 30, 1999, the Company's contribution from operations was $2.1 million, approximately $441,000 less than the $2.6 million achieved in the same period last year. The decline was due primarily to declines in the contributions of campground operations, RPI, and Wilderness Management, and an increase in selling and marketing expenses. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Campground membership dues revenue was $9.0 million for the three months ended September 30, 1999, compared with $9.3 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $6.1 million for the three months ended September 30, 1999, compared with $5.9 million for the same period last year. The related expenses were $2.6 million for the three months ended September 30, 1999, compared with $2.4 million for the same period last year. The increase in campground revenues and related expenses in the current period was due primarily to a greater emphasis on ancillary revenue programs at the campgrounds.

Campground operating expenses were $8.7 million for the three months ended September 30, 1999, compared with $8.9 million for the same period last year. The decrease in the current period was due primarily to reductions in labor and insurance costs.

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

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the three months ended September 30, 1999 and 1998, the Company recognized campground membership sales revenues of $1.0 million and $940,000, respectively. These amounts include revenues of $781,000 and $701,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $1.9 million and $1.4 million, respectively, which will be recognized in future periods. Sales revenues increased in the current period due to higher average sales prices partially offset by a higher net deferral of sales revenues in the current period.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold.

All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 1999 and 1998, the Company recognized selling expenses of $888,000 and $959,000, respectively. These amounts include expenses of $190,000 and $164,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $442,000 and $343,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $690,000 and $601,000 for the three months ended September 30, 1999 and 1998, respectively. These expenses exceeded sales revenues because of the increased marketing activity, and the relatively low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

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

CAMPGROUND MANAGEMENT. Wilderness Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the US Forest Service. For the three months ended September 30, 1999, these operations produced a net contribution of $365,000 on revenues of $1.8 million, compared with a net contribution of $437,000 on revenues of $1.7 million for the same period last year. The increase in revenues between periods was due to new contracts entered into in the Spring of 1999, which increased the number of campgrounds managed. The start-up costs from these new contracts caused the decline in the net contribution between periods. The revenues and expenses related to the Company's campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the three months ended September 30, 1999, RPI's operations produced a net contribution of $318,000 on revenues of $835,000, compared with a contribution of $437,000 on revenues of $969,000 for the same period last year. Although RPI reduced its operating expenses in the current period, revenues declined by a greater amount, which resulted in a decrease in contribution between the two periods. RPI's revenues have declined as a result of declining sales in the membership camping industry. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

INTEREST INCOME AND EXPENSE. Interest income declined to $295,000 for the three months ended September 30, 1999, from $623,000 for the same period last year. The decrease in the current period was due primarily to decreases in the interest earned on the Company's diminishing portfolio of contracts receivable and on invested cash. Most of the Company's invested cash was used to redeem the PIK Notes in December 1998. Also included in the interest income is amortization of the allowances for interest and valuation discounts related to the contracts receivable of $57,000 and $61,000, respectively. The interest earned on the Company's portfolio of contracts receivable will continue to decrease in the future as the portfolio declines.

Interest expense decreased by $782,000 for the three months ended September 30, 1999, compared with the same period last year, due primarily to the redemption of the PIK notes in December 1998. This decrease was partially offset by an increase in interest expense incurred under the Credit Agreement. Interest expense will continue to decline in the future if the Company is able to reduce borrowing under the Credit Agreement, which totaled $11.6 million at September 30, 1999. However, the Company's ability to reduce such borrowings will be limited if new members elect to finance their memberships, and borrowing would likely increase if the Company successfully acquires new members through the purchase of other membership campground operations.

GAIN ON ASSET SALES. The Company recognized a gain on the sale of assets of $4,000 for the three months ended September 30, 1999, compared with $88,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, any campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections on written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company's member magazine, and fees charged to members for making more than five operator-assisted reservations in a given year. Other income was $701,000 for the three months ended September 30, 1999, compared with $896,000 for the same period last year. The decrease between periods was directly related to lower fees and other income received from the declining contracts receivable portfolio and shrinking membership base.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.4 million for the three months ended September 30, 1999, compared with $2.5 million for the same period last year. The decrease in the current period was due primarily to lower professional fees.

INCOME TAXES. The Company's current provision for income taxes was $141,000 for the three months ended September 30, 1999, compared with $261,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations.

With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which were estimated to total $27.4 million at June 30, 1999.

The Company recorded a deferred tax provision of $702,000 for the three months ended September 30, 1999, compared to $485,000 for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

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

IMPACT OF YEAR 2000. The Company was required to modify certain software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. With these modifications completed, the Company believes that its computer systems will not experience material operational problems as a result of the year 2000 issue. However, if such modifications do not produce the desired result, the year 2000 issue could have a material adverse impact on the operations of the Company. The most significant disruption would impact member billings and collections and campground reservations. In addition, although the Company does not have any significant suppliers whose timely compliance would impact the Company, the Company utilizes a number of financial institutions that are highly dependent upon the proper function of their computer systems. The Company's depository and treasury functions could be disrupted if these financial institutions do not become year 2000 compliant within the required timeframe.

The Company spent approximately $50,000 during the three months ended September 30, 1999 completing its year 2000 project.

The Company does not presently have a formal contingency plan because it believes all necessary year 2000 modifications have been completed. However, should it become evident that additional year 2000 modifications are required, the Company will explore alternatives to employ until such time as the year 2000 modifications are completed.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of September 30, 1999 is not significant. The information required by Item 305 of S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity."

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

      Exhibit
      Number                      Description
      ------                      -----------

      10.1 Employment Agreement dated as of October 15, 1999, between the Company and Bryan D. Reed.

      10.2 Indemnification Agreement dated as of October 15, 1999 between the Company and Bryan D. Reed.

      11.1   Statement re: Computation of Per Share Earnings.

      27.1   Financial Data Schedule for the three months ended September 30,
             1999.


REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THOUSAND TRAILS, INC.


Date:    November 11, 1999            By: /s/ William J. Shaw
                                          -------------------------------------
                                          William J. Shaw
                                          President and Chief Executive Officer


Date:    November 11, 1999            By: /s/ Bryan Reed
                                          -------------------------------------
                                          Bryan Reed
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


      Exhibit
      Number                    Description
      -------                   -----------
      10.1     Employment Agreement dated as of October 15, 1999, between the
               Company and Bryan D. Reed.

      10.2 Indemnification Agreement dated as of October 15, 1999 between the Company and Bryan D. Reed.

      11.1     Statement re: Computation of Per Share Earnings.

      27.1     Financial Data Schedule for the three months ended September 30, 1999.