Form 10-Q
period 1999-12-31
THOUSAND TRAILS INC /DE/
filed 2000-02-14
CIK 1024124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period of ________ to ________

                         Commission File Number 1-14645


                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                       DELAWARE                                                   75-2138671
-----------------------------------------------------------    -----------------------------------------------------
               (State or Other Jurisdiction                             (IRS Employer Identification No.)
            of Incorporation or Organization)

2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                                          75234
--------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Office)                                           (Zip Code)

Registrant's Telephone Number, Including Area Code:                            (972) 243-2228
                                                                        ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X       No
                            ------      -------

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 14, 2000, was 7,980,592.

                              THOUSAND TRAILS, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                   Page
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999
                      and June 30, 1999...........................................................................3

                  Consolidated Statements of Operations for the six months ended
                      December 31, 1999 and December 31, 1998.....................................................4

                  Consolidated Statements of Operations for the three months ended
                      December 31, 1999 and December 31, 1998.....................................................5

                  Consolidated Statement of Shareholders' Equity for the six months ended December 31, 1999 ....................................................................6

                  Consolidated Statements of Cash Flows for the six months ended
                      December 31, 1999 and December 31, 1998.....................................................7

                  Notes to Consolidated Financial Statements......................................................9

     Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................................16

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................29


PART II. OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders............................................30

     Item 6.      Exhibits and Reports on Form 8-K...............................................................31

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS                                                  December 31,           June 30,
                                                                                                1999                  1999
                                                                                             ------------         ------------
                                 CURRENT ASSETS                                               (Unaudited)
   Cash and cash equivalents                                                                 $      2,011         $      2,197
   Current portion of receivables, net of allowances and discount of $1.5
     million and $.7 million, respectively                                                          1,239                1,402
   Current portion of deferred membership selling expenses                                            788                  693
   Current portion of net deferred tax assets                                                       3,524                2,061
   Other current assets                                                                             2,379                2,048
                                                                                             ------------         ------------
       Total Current Assets                                                                         9,941                8,401
   Restricted cash                                                                                  1,846                1,240
   Receivables, net of allowances and discount of $1.3 million and $.5 million,
     respectively                                                                                   3,597                  782
   Campground land                                                                                 22,920               13,200
   Buildings and equipment, net of accumulated depreciation of $18.8 million
     and $17.5 million, respectively                                                               23,081               20,829
   Land held for sale                                                                               2,965                2,987
   Deferred membership selling expenses                                                             1,648                1,372
   Net deferred tax assets                                                                            162                5,635
   Other assets                                                                                       731                2,358
                                                                                             ------------         ------------
       Total Assets                                                                          $     66,891         $     56,804
                                                                                             ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                          $      1,290         $      1,666
   Accrued interest                                                                                   138                  110
   Other accrued liabilities                                                                        6,317                6,148
   Current portion of long term debt                                                                3,495                2,100
   Accrued construction cost                                                                        1,888                1,888
   Current portion of deferred revenue                                                             17,852               19,098
                                                                                             ------------         ------------
       Total Current Liabilities                                                                   30,980               31,010
   Long term debt                                                                                  15,930                8,787
   Deferred revenue                                                                                 6,895                5,627
   Other liabilities                                                                                1,804                1,732
                                                                                             ------------         ------------
       Total Liabilities                                                                           55,609               47,156
                                                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,978,228 and
     8,096,128 shares issued and outstanding, respectively, after deducting
     132,100 and 3,200 shares held in Treasury, respectively                                           80                   81
   Additional paid-in capital                                                                      21,314               21,869
   Accumulated deficit subsequent to December 31, 1991, date of emergence from
     bankruptcy                                                                                    (9,975)             (12,163)
   Accumulated other comprehensive loss                                                              (137)                (139)
                                                                                             ------------         ------------
       Total Shareholders' Equity                                                                  11,282                9,648
                                                                                             ------------         ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $     66,891         $     56,804
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                          For the six months ended December 31,
                                                          -------------------------------------
                                                               1999                   1998
                                                          ---------------         -------------
REVENUES
   Membership dues                                             $   18,028         $   18,542
   Other campground revenue                                        10,787             10,383
   Membership and lot sales                                         2,160              1,909
   RPI membership fees                                              1,617              1,690
   Interest income                                                    653              1,123
   Gain on asset sales                                                 22              1,106
   Other income                                                     1,568              1,444
                                                               ----------         ----------
       Total Revenues                                              34,835             36,197
                                                               ----------         ----------

EXPENSES
   Campground operating expenses                                   21,246             20,829
   Selling expenses                                                 1,812              1,780
   Marketing expenses                                               1,634              1,044
   RPI membership expenses                                            966              1,012
   Corporate member services                                          674                687
   Interest expense and amortization                                  670              2,037
   General and administrative expenses                              4,220              4,263
                                                               ----------         ----------
       Total Expenses                                              31,222             31,652
                                                               ----------         ----------


INCOME BEFORE INCOME TAXES                                          3,613              4,545
INCOME TAXES --
   Income tax provision -- current                                   (322)               (12)
   Income tax provision -- deferred                                (1,103)            (1,018)
                                                               ----------         ----------
                                                                   (1,425)            (1,030)


NET INCOME                                                     $    2,188         $    3,515
                                                               ==========         ==========

NET INCOME PER SHARE -- BASIC                                  $      .27         $      .47
                                                               ==========         ==========

NET INCOME PER SHARE -- DILUTED                                $      .25         $      .42
                                                               ==========         ==========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
   Basic                                                            7,980              7,485
                                                               ==========         ==========
   Diluted                                                          8,617              8,429
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                        For the three months ended December 31,
                                                        ---------------------------------------
                                                              1999                    1998
                                                        ----------------         --------------
REVENUES
   Membership dues                                             $    8,981         $    9,202
   Other campground revenue                                         2,921              2,816
   Membership and lot sales                                         1,089                931
   RPI membership fees                                                782                721
   Interest income                                                    358                500
   Gain on asset sales                                                 18              1,018
   Other income                                                       853                548
                                                               ----------         ----------
       Total Revenues                                              15,002             15,736
                                                               ----------         ----------

EXPENSES
   Campground operating expenses                                    8,516              8,275
   Selling expenses                                                   908                792
   Marketing expenses                                                 788                462
   RPI membership expenses                                            449                480
   Corporate member services                                          305                306
   Interest expense and amortization                                  374                959
   General and administrative expenses                              2,186              2,125
                                                               ----------         ----------
       Total Expenses                                              13,526             13,399
                                                               ----------         ----------


INCOME BEFORE INCOME TAXES                                          1,476              2,337
INCOME TAXES --
   Income tax provision -- current                                   (181)               249
   Income tax provision -- deferred                                  (401)              (533)
                                                               ----------         ----------
                                                                     (582)              (284)


NET INCOME                                                     $      894         $    2,053
                                                               ==========         ==========

NET INCOME PER SHARE -- BASIC                                  $      .11         $      .27
                                                               ==========         ==========

NET INCOME PER SHARE -- DILUTED                                $      .10         $      .24
                                                               ==========         ==========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
   Basic                                                            7,978              7,512
                                                               ==========         ==========
   Diluted                                                          8,612              8,425
                                                               ==========         ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                    Accumulated
                                                              Additional                               Other
                                             Common             Paid-In          Accumulated       Comprehensive
                                              Stock             Capital            Deficit             Loss               Total
                                          -------------      -------------      -------------      -------------      -------------

Balance, June 30, 1999                    $          81      $      21,869      $     (12,163)     $        (139)     $       9,648

Issuance of common stock                             --                  8                 --                 --                  8

Purchase of Treasury Stock                           (1)              (563)                --                 --               (564)

Other Comprehensive Income                           --                 --                 --                  2                  2
                                                                                                                      -------------
Net income for the six months ended
   December 31, 1999                                 --                 --              2,188                 --              2,188
                                                                                                                      -------------
Comprehensive Income                                                                                                          2,190
                                          -------------      -------------      -------------      -------------      -------------

Balance, December 31, 1999                $          80      $      21,314      $      (9,975)     $        (137)     $      11,282
                                          =============      =============      =============      =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            For the six months ended December 31,
                                                                            -------------------------------------
                                                                                1999                    1998
                                                                            --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Collections of principal on receivables                                    $      1,467         $      2,317
   Interest received                                                                   589                1,030
   Interest paid                                                                      (670)              (1,871)
   General and administrative and corporate member services costs                   (5,831)              (5,279)
   Cash collected from operations, including deferred revenue                       31,764               30,260
   Cash from sales of memberships and lots at the point of sale                      2,499                1,914
   Expenditures for property operations                                            (20,972)             (20,415)
   Expenditures for sales and marketing                                             (3,819)              (3,532)
   Expenditures for insurance premiums                                              (1,301)                (889)
   Payment of income taxes                                                             (43)                (303)
   Other, net                                                                         (261)                (262)
                                                                              ------------         ------------
Net cash provided by operating activities                                            3,422                2,970
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and HUD-related expenditures                                               (593)              (1,898)
   Acquisition of Leisure Time                                                      (7,928)                  --
   Proceeds from asset sales                                                            57                2,221
                                                                              ------------         ------------
Net cash provided by (used in) investing activities                                 (8,464)                 323
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of PIK Notes                                                              --              (34,792)
   Net borrowings under Credit Agreement                                             7,779               18,988
   Purchase of Treasury Stock                                                         (564)                  --
   Payment of notes and mortgages                                                   (2,367)                  --
   Issuance of Common Stock                                                              8                   54
                                                                              ------------         ------------
Net cash provided by (used in) financing activities                                  4,856              (15,750)
                                                                              ------------         ------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                               (186)             (12,457)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                               2,197               13,631
                                                                              ------------         ------------
   End of period                                                                     2,011         $      1,174
                                                                              ============         ============


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            For the six months ended December 31,
                                                                            -------------------------------------
                                                                                1999                    1998
                                                                            --------------         --------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net Income                                                                  $        2,188         $        3,515
                                                                            --------------         --------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES --
     Depreciation                                                                    1,288                  1,295
     Amortization of interest yield, collection costs and
       valuation allowance                                                             114)                  (191)
     Net deferral of sales revenue                                                   1,671                    568
     Net deferral of selling expenses                                                 (370)                  (188)
     Gain on asset sales                                                               (22)                (1,105)
     Deferred income tax provision                                                   1,114                  1,018
     Increase in restricted cash                                                      (261)                  (262)
     Decrease in receivables                                                           117                  1,802
     Decrease in other assets                                                        1,658                    601
     Decrease in accounts payable                                                     (808)                (1,032)
     Increase in accrued interest                                                       28                    164
     Decrease in other liabilities                                                  (3,102)                (3,142)
     Other, net                                                                         35                    (73)
                                                                            --------------         --------------
Total adjustments                                                                    1,234                   (545)
                                                                            --------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $        3,422         $        2,970
                                                                            ==============         ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)


NOTE 1 -- NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate 63 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the US Forest Service. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (formerly known as UST Wilderness Management Corporation ("Trails Management"), and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (See Note 2 - Business Combination).

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 1999 and 1998, and in the consolidated balance sheet as of June 30, 1999.

Reclassification

Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 -- BUSINESS COMBINATION

On December 16, 1999, the Company acquired all of the outstanding capital stock of Albertsen Investment Corporation, Inc. ("AIC"), a Washington corporation. AIC was the holding company owning Leisure Time Resorts of America, Inc., a Washington corporation ("Leisure Time"), which owns and operates 10 membership campground resorts in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and

Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of Leisure Time was $7,903,485 in cash, subject to adjustment after closing based on the balance sheet of Leisure Time as of the closing date. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million.

The acquisition of AIC was accounted for as a purchase transaction; accordingly, operating results for AIC and Leisure Time are reported from the date of acquisition. No goodwill was recorded on the acquisition because the purchase price did not exceed the estimated values of the identifiable assets received less liabilities assumed.

Set forth below are unaudited pro forma combined results of operations for the Company based on the assumption that the acquisition of AIC was completed on July 1, 1998 (in thousands, except for per share data):

                                                                   For the six months ended
                                                                        December 31,
                                                               ---------------------------------
                                                                  1999                  1998
                                                               ------------         ------------
                                                                (Unaudited)          (Unaudited)
          Revenues                                             $     37,751         $     39,677
          Net income (loss)                                            (320)               2,627
          Diluted income (loss) per common share                       (.04)                 .31


NOTE 3 -- COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, and includes certain items that were historically reported directly through equity as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The following table provides statements of comprehensive income for the six and three months ended December 31, 1999 and 1998 (dollars in thousands):


                                               For the six months ended                For the three months ended
                                                     December 31,                             December 31,
                                           --------------------------------         --------------------------------
                                               1999                1998                1999                 1998
                                           ------------        ------------         ------------        ------------
                                                      (Unaudited)                              (Unaudited)
Net Income                                 $      2,188        $      3,515         $        894        $      2,053

Foreign Currency Translation
   Adjustment                                         2                  (5)                   2                  (2)
                                           ------------        ------------         ------------        ------------

Comprehensive Income                       $      2,190        $      3,510         $        896        $      2,051
                                           ============        ============         ============        ============

NOTE 4 -- SEGMENT REPORTING

SFAS No. 131 requires the Company to report information for its operating segments, which are: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company's operating revenues. Each segment is differentiated by the products or services it offers.

The campgrounds segment consists of 63 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include
(i) the sale of memberships entitling the member to use campground facilities,
(ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

RPI sells memberships that allow members to use any of the recreational facilities participating in RPI's reciprocal use system, subject to certain limitations. Operating revenue consists of annual membership fees paid by members.

Trails Management manages 169 public campgrounds for the US Forest Service. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment.


                                                             Six months ended December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                                                            Trails            Corporate
                                  Campgrounds            RPI              Management          and Other           Consolidated
                                 ------------        ------------        ------------        ------------         ------------
Operating revenues               $     26,953        $      1,617        $      1,823        $         39         $     30,432
Sales                                   2,100                  --                  --                  60                2,160
Income (loss) before
   income taxes                         6,058                 651                 198              (3,294)               3,613


                                                             Six months ended December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                                                            Trails            Corporate
                                  Campgrounds            RPI              Management          and Other           Consolidated
                                 ------------        ------------        ------------        ------------         ------------
Operating revenues               $     27,208        $      1,690        $      1,694        $         23         $     30,615
Sales                                   1,851                  --                  --                  58                1,909
Income (loss) before
   income taxes                         6,972                 678                 255              (3,360)               4,545


                                                                Three months ended December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                                                            Trails            Corporate
                                  Campgrounds            RPI              Management          and Other           Consolidated
                                 ------------        ------------        ------------        ------------         ------------
Operating revenues               $     11,839        $        782        $         59         $          4         $     12,684
Sales                                   1,056                  --                  --                   33                1,089
Income (loss) before
   income taxes                         2,945                 333                (167)              (1,635)               1,476




                                                                Three months ended December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                                                            Trails            Corporate
                                  Campgrounds            RPI              Management          and Other           Consolidated
                                 ------------        ------------        ------------        ------------         ------------
Operating revenues               $     11,972        $        721        $         41         $          5         $     12,739
Sales                                     911                  --                  --                   20                  931
Income (loss) before
   income taxes                         3,630                 241                (180)              (1,354)               2,337


NOTE 5 -- NET INCOME PER SHARE

SFAS No. 128 requires the Company to report basic and diluted net income per share. The table below sets forth the information necessary to compute basic and diluted net income per share for the six and three months ended December 31, 1999 and 1998, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):


                                                    For the six months ended               For the three months ended
                                                         December 31,                            December 31,
                                                --------------------------------        --------------------------------
                                                    1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
                                                          (Unaudited)                             (Unaudited)
Net Income                                      $      2,188        $      3,515        $        894        $      2,053
                                                ============        ============        ============        ============

Weighted Average Number of
Shares - Basic                                         7,980               7,485               7,978               7,512

   Dilutive Options                                      637                 938                 634                 907
   Dilutive Warrants                                      --                   6                  --                   6
                                                ------------        ------------        ------------        ------------

Weighted Average Number of Shares -
   Diluted                                             8,617               8,429               8,612               8,425
                                                ============        ============        ============        ============

Net Income Per Share - Basic                    $        .27        $        .47        $        .11        $        .27
                                                ============        ============        ============        ============

Net Income Per Share - Diluted                  $        .25        $        .42        $        .10        $        .24
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

NOTE 6 -- LONG TERM DEBT

CREDIT AGREEMENT WITH FOOTHILL

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement until December 1998, when it borrowed $24.0 million to partially fund the redemption of the Company's 12% Senior Subordinate Pay-In-Kind Notes ("PIK Notes") as discussed below. Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

On December 10, 1999, the Company entered into an amendment to the Credit Agreement relating to the Company's purchase of the stock of AIC. On December 16, 1999, the Company borrowed $10.2 million under the amended Credit Agreement to pay the cash purchase price for such stock of approximately $7.9 million and to pay in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million.

On December 31, 1999, the Company had $18.7 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

The Company's ability to borrow under the amended Credit Agreement for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the amended Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The amended Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

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

NOTE 7 -- CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of December 31, 1999 and June 30, 1999, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $836,000 and $1.1 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1999). The Company's membership base has declined significantly over the past five fiscal years, and notwithstanding new sales and excluding the addition of members through the acquisition of Leisure Time, the membership base is presently declining at the rate of approximately 5% per year. The Company attributes this continuing attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is significantly shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must significantly increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, such as its acquisition of Leisure Time.

Environmental Issues

Certain environmental issues may exist at some of the Company's campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation

Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999 in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff brought suit against a subsidiary of the Company alleging that the defendant owes the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. The defendant denies the claim and is vigorously defending the lawsuit. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse effect upon the Company's operations or financial position.

Jack and Theresa Lawrence, et. al., vs. Leisure Time Resorts of America, Inc., et. al., filed on November 7, 1997, in the Superior Court of the State of Washington for King County, under Case No. 97-2-28388-4SEA. In this class action, plaintiffs brought suit against Leisure Time, AIC, and several of their officers and directors, alleging that the defendants had engaged in deceptive trade practices. The parties have entered into a settlement agreement, which has been approved by the Court. Notice of the settlement has been mailed to members of the class, and the defendants have paid $1,229,125 to members of the class who submitted valid claims and the plaintiffs' attorneys. As of the date of this report, an additional amount of approximately $110,000 remains to be paid to members of the class who submitted valid claims and the plaintiffs' attorneys. The former owners of AIC have agreed to pay all claims and expenses arising from this lawsuit, and a portion of the purchase price for the stock of AIC was held in escrow to fund these payments.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below for the six months ended December 31, 1999 and 1998 (dollars in thousands):


                                                                Six months ended December 31,
                                                               ------------------------------
                                                                  1999               1998
                                                               -----------        -----------
Non-cash payment of PIK Note interest (see Note 6)
PIK Notes issued in lieu of cash interest payment              $        --        $     1,969

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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after December 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, the Company's success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company's operations described in this report.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts and the acquisition of members through the purchase of other campground membership operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company has also acquired members through the purchase of Leisure Time as discussed below, and it believes it may be possible to acquire additional members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

Over the past several years, the Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

ACQUISITION OF LEISURE TIME. On December 16, 1999, the Company acquired all of the outstanding capital stock of AIC, which was the holding company owing Leisure Time. Leisure Time owns and operates 10 membership campground resorts in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of AIC was approximately $7.9 million in cash, subject to adjustment after closing based on the balance sheet of Leisure Time as of the closing date. The Company does not expect the amount of this adjustment to be material. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million. The Company borrowed the funds for the stock purchase and debt repayment under its Credit Agreement with Foothill.

The principal assets of Leisure Time consist of its 10 membership-based campground resorts and related improvements and personal property, approximately 16,000 members, and approximately $2.7 million of contracts receivable. The assets and liabilities of Leisure Time are included in the Company's consolidated balance sheets as of December 31, 1999, and the operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The Company believes the acquisition of Leisure Time will not have a material impact on the Company's earnings in fiscal 2000 and will be accretive to earnings beginning in fiscal 2001, as it reduces expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time's members and campgrounds are similar to the Company's, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company's membership base is declining.

CASH. On December 31, 1999, the Company had $2.0 million of cash and cash equivalents, a decrease of $186,000 from June 30, 1999. During the six months ended December 31, 1999, the Company's operating activities generated $3.4 million of cash, its investing activities used $8.5 million of cash, and its financing activities produced $4.9 million of cash. The Company's investing activities consisted of the purchase of the stock of AIC for $7.9 million in cash and $588,000 in capital expenditures at the campgrounds. The Company's financing activities consisted primarily of net borrowings of $7.8 million under the Credit Agreement with Foothill, repayments of $2.3 million of real estate debt on Leisure Time's campgrounds, and the purchase of 128,900 shares of the Company's common stock for a total of $564,000.

The Company experiences lower cash flow from operating activities during the second quarter of its fiscal year because of the seasonal nature of its operations. The Company receives the majority of the dues revenue from its members during the winter, while incurring a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

With respect to the Company's operating activities, for the six months ended December 31, 1999, the principal sources of operating cash were $31.8 million from operations, $2.1 million in principal and interest collections on contracts receivable, $2.5 million from sales of campground memberships and lots, and $834,000 from the termination of a grantor trust established to reimburse directors and officers for any indemnifiable damages and expenses they might incur. Principal uses of operating cash for the six months ended December 31, 1999, were $21.0 million in operating expenses, $5.8 million in administrative expenses (including general and administrative expenses and corporate members services costs), $3.8 million in sales and marketing expenditures, and $1.3 million in insurance premiums.

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement until December 1998, when it borrowed $24.0 million to partially fund the redemption of the PIK Notes (see Note 6 to the consolidated financial statements included in Item 1). Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

On December 10, 1999, the Company entered into an amendment to the Credit Agreement relating to the Company's purchase of the stock of AIC. On December 16, 1999, the Company borrowed $10.2 million under the amended Credit Agreement to pay the cash purchase price for such stock of approximately $7.9 million and to pay in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million.

On December 31, 1999, the Company had $18.7 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $14.5 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.7 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are pledged and controlled by Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets increased by $10.1 million during the six months ended December 31, 1999. Cash decreased by $186,000 as discussed above. Contracts receivable increased by $2.6 million due primarily to the acquisition of Leisure Time's $2.7 million portfolio. Cash collections of $1.5 million on the existing portfolio were offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Campground land increased by $9.7 million due to the acquisition of Leisure Time's campgrounds. Buildings and equipment increased by $2.3 million due primarily to the acquisition of Leisure Time's campgrounds and capital improvements made at certain campgrounds, partially offset by depreciation. Other assets decreased by $1.3 million due primarily to the termination of the grantor trust agreement discussed above, and the release of prior year workers' compensation deposits that were applied to current year premiums. Net deferred tax assets declined by $4.0 million in the current period due primarily to $2.9 million in deferred tax liabilities that were recorded in conjunction with the acquisition of Leisure Time. Additionally, the Company recognized $1.1 million in deferred tax expense in the current period.

Total liabilities increased by $8.5 million during the six months ended December 31, 1999. Deferred revenue was unchanged during the period as a net increase of $1.7 million in deferred sales revenue was partially offset by a reduction of $1.4 million in deferred dues revenue due to the recognition of dues revenue in excess of dues collected during the period. Long term debt increased by $8.5 million due primarily to $7.8 million in net additional borrowings under the Credit Agreement with Foothill as a result of the acquisition of Leisure Time. Accounts payable decreased by $376,000 due to the timing of payments and seasonality of the business.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, as of December 31, 1999, the Company had $18.7 million of outstanding borrowings under the Credit Agreement with Foothill, and it had the ability to borrow an additional $5.0 million for working capital purposes. (see "Liquidity and Capital Resources - Cash"). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company's interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. At the level of borrowings in place as of December 31, 1999, a hypothetical ten percent change in market interest rates over the next year would increase the Company's interest expense by approximately $187,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six and three months ended December 31, 1999 and 1998. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in
Item 1.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME. The Company reported net income of $2.2 million or $.25 per diluted share on revenues of $34.8 million for the six months ended December 31, 1999. This compares with net income of $3.5 million or $.42 per diluted share on revenues of $36.2 million for the same period last year. Revenues were lower in the current period primarily because the prior year's results included $1.1 million in gains on asset sales. In addition, interest income was lower this year by $470,000 due to lower levels of invested cash and reductions in the contracts receivable portfolio. Due to reductions in debt levels, the Company's interest costs were also lower during the current period by $1.5 million. However, the unfavorable impact from the net deferral of sales revenue and expenses was $921,000 higher in the current period reflecting a higher level of sales activity, and income tax expense was $395,000 higher in the current period because the Company recognized a tax benefit in the prior period upon redemption of the PIK Notes.

The table on the following page shows separately the results of the campground operations, Trails Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Six Months Ended
                                                                  December 31,
                                                          -----------------------------
                                                             1999               1998
                                                          ----------         ----------
CAMPGROUND OPERATIONS
     Membership dues                                      $   18,028         $   18,542
     Campground revenues                                       8,925              8,666
     Cost of campground revenues                              (4,141)            (3,901)
     Operating expenses                                      (15,441)           (15,404)
                                                          ----------         ----------
Contribution from campground operations                        7,371              7,903
                                                          ----------         ----------

SALES
     Sales revenues                                            2,100              1,851
     Selling expenses                                         (1,779)            (1,738)
     Marketing expenses                                       (1,634)            (1,044)
                                                          ----------         ----------
Loss on sales                                                 (1,313)              (931)
                                                          ----------         ----------

TRAILS MANAGEMENT
     Revenues                                                  1,823              1,694
     Expenses                                                 (1,625)            (1,439)
                                                          ----------         ----------
Contribution from Trails Management                              198                255
                                                          ----------         ----------

RESORT PARKS INTERNATIONAL
     Revenues                                                  1,617              1,690
     Expenses                                                   (966)            (1,012)
                                                          ----------         ----------
Contribution from RPI                                            651                678
                                                          ----------         ----------

     Other income                                              1,496              1,444
     Corporate member services                                  (674)              (687)
     General and administrative expense                       (4,148)            (4,263)
     Other                                                        27                (46)
                                                          ----------         ----------

INCOME BEFORE INTEREST INCOME AND EXPENSE,
     GAIN ON ASSET SALES AND TAXES                             3,608              4,353
                                                          ----------         ----------

     Interest income                                             653              1,123
     Interest expense                                           (670)            (2,037)
     Gain on asset sales                                          22              1,106
                                                          ----------         ----------

INCOME BEFORE TAXES                                       $    3,613         $    4,545
                                                          ==========         ==========

OPERATING INCOME. During the six months ended December 31, 1999, the Company's contribution from operations was $3.6 million, approximately $745,000 less than the $4.4 million achieved in the same period last year. The decline was due primarily to declines in the contribution from campground operations and a higher loss from sales operations. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the periods presented.

CAMPGROUND OPERATIONS. The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during summer. Commencing December 16, 1999, the operating results of Leisure Time are included in the operating results of the Company.

Campground membership dues revenue was $18.0 million for the six months ended December 31, 1999, compared with $18.5 million for the same period last year. The decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Other campground revenues were $8.9 million for the six months ended December 31, 1999, compared with $8.7 million for the same period last year. The related expenses were $4.1 million for the six months ended December 31, 1999, compared with $3.9 million for the same period last year. The increase in campground revenues and related expenses in the current period was due primarily to a greater emphasis on ancillary revenue programs at the campgrounds.

Campground operating expenses were $15.4 million for the six months ended December 31, 1999 and 1998, reflecting the Company's emphasis on controlling expenses.

In future periods, the operating results of Leisure Time will be included in the operating results of the Company for the entire period. This will result in an increase in membership dues and campground operating expenses and other campground revenues and related expenses, compared with historical levels. However, the Company believes the acquisition of Leisure Time will not have a material impact on the Company's earnings in fiscal 2000 and will be accretive to earnings beginning in fiscal 2001, as it reduces expenses by consolidating administrative functions and implementing other cost saving measures.

The Company intends to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decease other expenses. Although the Company believes that the anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the six months ended December 31, 1999 and 1998, the Company recognized campground membership sales revenues of $2.1 million and $1.9 million, respectively. These amounts include revenues of $1.7 million and $1.4 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $3.3 million and $2.0 million, respectively, which will be recognized in future periods. Sales revenues increased in the current period due to higher average sales prices partially offset by a higher net deferral of sales revenues in the current period.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 1999 and 1998, the Company recognized selling expenses of $1.8 million and $1.7 million, respectively. These amounts include expenses of $404,000 and $340,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $774,000 and $529,000, respectively, which will be recognized in future periods.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $1.3 million and $931,000 for the six months ended December 31, 1999 and 1998, respectively. In the period, these current expenses exceeded sales revenues primarily because the Company deferred more sales revenues than selling expenses. In the prior period, these expenses exceeded sales revenues because of increased marketing activity and relatively low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses.

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

The Company's selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to significantly increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations, the membership base will continue to decline, which will further decrease the Company's revenues. Further decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Trails Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the US Forest Service. For the six months ended December 31, 1999, these operations produced a net contribution of $198,000 on revenues of $1.8 million, compared with a net contribution of $255,000 on revenues of $1.7 million for the same period last year. The increase in revenues between periods was due to new contracts entered into in the Spring of 1999, which increased the number of campgrounds managed. The start-up costs from these new contracts caused the decline in the net contribution between periods. The revenues and expenses related to the Company's campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the six months ended December 31, 1999, RPI's operations produced a net contribution of $651,000, on revenues of $1.6 million, compared with a contribution of $678,000 on revenues of $1.7 million for the same period last year. Although RPI reduced its operating expenses in the current period, revenues declined by a greater amount, which resulted in a decrease in contribution between the two periods. RPI's revenues have declined as a result of declining sales in the membership camping industry. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

INTEREST INCOME AND EXPENSE. Interest income declined to $653,000 for the six months ended December 31, 1999, from $1.1 million for the same period last year. The decrease in the current period was due primarily to decreases in the interest earned on the Company's diminishing portfolio of contracts receivable and on invested cash. Most of the Company's invested cash was used to redeem the PIK Notes in December 1998. Also included in interest income is the amortization of the allowances for interest and valuation discount related to the contracts receivable of $65,000 and $109,000, respectively. As the Company's portfolio of contracts receivable increased with the acquisition of Leisure Time, in the short term, the interest earned on the Company's portfolio of contracts receivable will increase, compared with historical levels. However, in the long term, the interest earned on the Company's portfolio of contracts receivable will decrease in the future as the portfolio declines.

Interest expense decreased by $1.4 million for the six months ended December 31, 1999, compared with the same period last year, due primarily to the redemption of the PIK Notes in December 1998. This decrease was partially offset by an increase in interest expense incurred under the Credit Agreement. Interest expense will increase in the future because the Company increased borrowings under the Credit Agreement to fund the acquisition of Leisure Time.

GAIN ON ASSET SALES. The Company had no significant gains on asset sales for the six months ended December 31, 1999, compared with $1.1 million for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, the campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of transfer fees received when existing membership are transferred in the secondary market without assistance from the Company, collections on written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company's member magazine, fees charged to other companies for servicing their accounts receivable, and fees charged to members for making more than five operator-assisted reservations in a given year. Other income was $1.5 million for the six months ended December 31, 1999, compared with $1.4 million for the same period last year. The increase was due to the receipt of a cash settlement of $183,000 related to a property insurance claim from the late 1980's, partially offset by lower fees and other income received from the declining contracts receivable portfolio and shrinking membership base.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $4.8 million for the six months ended December 31, 1999, compared with $5.0 million for the same period last year. The decrease in the current period was due primarily to lower professional fees.

INCOME TAXES. The Company's current provision for income taxes was $322,000 for the six months ended December 31, 1999, compared with $12,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which were estimated to total $27.4 million at June 30, 1999.

The Company recorded a deferred tax provision of $1.1 million for the six months ended December 31, 1999, compared to $1.0 million for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME. The Company reported net income of $894,000 or $.10 per diluted share on revenues of $15.0 million for the three months ended December 31, 1999. This compares with net income of $2.1 million or $.24 per diluted share on revenues of $15.7 million for the same period last year. Revenues were lower in the current period primarily because the prior year's results included $1.0 million in gains on asset sales. In addition, interest income was lower this year by $142,000 due to lower levels of invested cash and reductions in the contracts receivable portfolio. Due to reductions in debt levels, the Company's interest costs were also lower during the current period by $585,000. However, the unfavorable impact from the net deferral of sales revenue and expenses was $540,000 higher in the current period reflecting a higher level of sales activity, and income tax expense was $298,000 higher in the current period because the Company recognized a tax benefit in the prior period upon redemption of the PIK Notes.

The table on the following page shows separately the results of the campground operations, Trails Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                  December 31,
                                                          -----------------------------
                                                             1999               1998
                                                          ----------         ----------
CAMPGROUND OPERATIONS
     Membership dues                                      $    8,981         $    9,202
     Campground revenues                                       2,858              2,770
     Cost of campground revenues                              (1,511)            (1,502)
     Operating expenses                                       (6,760)            (6,510)
                                                          ----------         ----------
Contribution from campground operations                        3,568              3,960
                                                          ----------         ----------

SALES
     Sales revenues                                            1,056                911
     Selling expenses                                           (891)              (779)
     Marketing expenses                                         (788)              (462)
                                                          ----------         ----------
Loss on sales                                                   (623)              (330)
                                                          ----------         ----------

TRAILS MANAGEMENT
     Revenues                                                     59                 41
     Expenses                                                   (226)              (221)
                                                          ----------         ----------
Loss from Trails Management                                     (167)              (180)
                                                          ----------         ----------

RESORT PARKS INTERNATIONAL
     Revenues                                                    782                721
     Expenses                                                   (449)              (480)
                                                          ----------         ----------
Contribution from RPI                                            333                241
                                                          ----------         ----------

     Other income                                                795                548
     Corporate member services                                  (305)              (306)
     General and administrative expense                       (2,129)            (2,125)
     Other                                                         2                (30)
                                                          ----------         ----------

INCOME BEFORE INTEREST INCOME AND EXPENSE,
     GAIN ON ASSET SALES AND TAXES                             1,474              1,778
                                                          ----------         ----------

     Interest income                                             358                500
     Interest expense                                           (374)              (959)
     Gain on asset sales                                          18              1,018
                                                          ----------         ----------

INCOME BEFORE TAXES                                       $    1,476         $    2,337
                                                          ==========         ==========

OPERATING INCOME. During the three months ended December 31, 1999, the Company's contribution from operations was $1.5 million, a decrease of $300,000 from the $1.8 million achieved in the same period last year. The decrease was due primarily to a reduced contribution from campground operations and a higher loss from sales operations, partially offset by an increase in the contribution from RPI and an increase in other income. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.0 million for the three months ended December 31, 1999, compared with $9.2 million for the same period last year. The slight decline in dues revenue was due primarily to the net loss of campground members during the year, partially offset by the effect of the annual dues increase.

Campground revenues were $2.9 million for the three months ended December 31, 1999, compared with $2.8 million for the same period last year. The related expenses were $1.5 million in both years. The increase in campground revenues in the current period was due primarily to a greater emphasis on the ancillary revenue programs at the campgrounds.

Campground operating expenses were $6.8 million for the three months ended December 31, 1999, compared with $6.5 million for the same period last year. The increase in expenses in the current period reflects higher costs for employee benefits and increased depreciation expense.

For the three months ended December 31, 1999 and 1998, the Company recognized campground membership sales revenues of $1.1 million and $911,000, respectively. These amounts include revenues of $883,000 and $748,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $1.4 million and $664,000, respectively, which will be recognized in future periods. Sales revenues increased in the current period due primarily to higher average sales prices on fewer unit sales, compared with the prior period.

For the three months ended December 31, 1999 and 1998, the Company recognized selling expenses of $1.7 million and $1.2 million, respectively. These amounts included expenses of $214,000 and $176,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $332,000 and $186,000, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $623,000 and $330,000 for the three months ended December 31, 1999 and 1998, respectively. These expenses exceeded sales revenues because of increased marketing activity and the low volume of sales, which did not cover fixed costs. In addition, the Company deferred more sales revenues than selling expenses during the periods presented.

CAMPGROUND MANAGEMENT. For the three months ended December 31, 1999, the operations of Trails Management produced a loss of $167,000 on revenues of $59,000, compared with a loss of $180,000 on revenues of $41,000 for the same period last year. The campground management operations generally incur a loss during the second fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. The revenues and expenses related to these operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. For the three months ended December 31, 1999, RPI's operations produced a net contribution of $333,000 on revenues of $782,000, compared with a net contribution of $241,000 on revenues of $721,000 for the same period last year. The improvement over the prior year was due primarily to increased revenues from membership renewals.

INTEREST INCOME AND EXPENSE. Interest income was $358,000 for the three months ended December 31, 1999, compared with $500,000 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discount related to the contracts receivable portfolio of $33,000 and $49,000 respectively. The decrease in interest income in the current period was due primarily to decreases in the interest earned on the Company's diminishing portfolio of contracts receivable and on invested cash.

Interest expense was $374,000 for the three months ended December 31, 1999, compared with $959,000 for the same period last year. The $585,000 decrease in interest expense between periods was due primarily to repayments of outstanding debt during the periods.

GAIN ON ASSET SALES. The Company recognized no significant gains on the sale of assets for the three months ended December 31, 1999, compared with $1.0 million for the same period last year. The decrease in the current period was due to the timing of asset sales.

OTHER INCOME. Other income was $795,000 for the three months ended December 31, 1999, compared with $548,000 for the same period last year. The increase between periods was due, in part, to a cash settlement of $183,000 related to a property insurance claim from the late 1980's. Additionally, transfer fees and servicing fees were also higher in the current period. These increases were partially offset by a reduction in settlements received on defaulted contracts and delinquent dues in the current period.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.4 million for the three months ended December 31, 1999 and 1998, reflecting the Company's emphasis on controlling costs.

INCOME TAXES. The Company had a current income tax expense of $181,000 for the three months ended December 31, 1999, compared with a current income tax benefit of $249,000 for the same period last year. The income tax benefit in the prior period arose primarily from the reversal of income taxes accrued during the first quarter of fiscal 1999. This reversal resulted from the redemption of PIK Notes in December 1998 which allowed the Company to deduct the interest previously paid on the PIK Notes in the form of additional PIK Notes. This deduction reduced the Company's anticipated income tax liability for 1999. The Company recorded a deferred tax provision of $401,000 and $533,000 for the three months ended December 31, 1999, and 1998, respectively.

INFLATION. During the past several fiscal years, the Company's results have not been affected materially by inflation. However, should the rate of inflation increase in the future, the Company's expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company can not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 35% of the members have requested that their dues be frozen because of their age or disability.

IMPACT OF YEAR 2000. The Company's computer systems have not experienced operational problems as a result of the year 2000 issue, and the Company does not expect to experience material problems in the future. In addition, the Company has not experienced any disruptions in its relationships with financial institutions and other vendors arising from the year 2000 issue.

The Company spent approximately $50,000 during the six months ended December 31, 1999 completing the modification of software necessary to make its computer systems year 2000 complaint.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of December 31, 1999 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity."

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On November 18, 1999, the Company held its annual meeting of shareholders. As of the record date for the meeting, the Company had 7,972,228 shares of common stock outstanding, of which 7,763,675 shares were represented at the meeting in person or by proxy. The shareholders took the following actions at the meeting.

1. The shareholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of shareholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each were as follows:


              Name                          Votes For                    Votes Withheld
              ----                          ---------                    --------------
         Andrew M. Boas                     7,572,013                           936
         William P. Kovacs                  7,572,013                           936
         Donald R. Leopold                  7,572,013                           936
         H. Sean Mathis                     7,572,013                           936
         Douglas K. Nelson                  7,572,013                           936
         William J. Shaw                    7,572,013                           936

2. The shareholders approved the Thousand Trails, Inc. 1999 Stock Option and Restricted Stock Purchase Plan, pursuant to which up to 140,000 shares of the Company's common stock may be awarded to employees and non-employee directors in the form of stock options or other stock awards. The votes cast for, votes cast against, and the abstentions were as follows:


              Votes For                     Votes Against                  Abstentions
              ---------                     -------------                  -----------
              7,549,337                          5,765                       17,847

3. The shareholders ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending June 30, 2000. The votes cast for, votes cast against, and the abstentions were as follows:


              Votes For                     Votes Against                  Abstentions
              ---------                     -------------                  -----------
              7,568,119                          1,071                        3,759

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

      Exhibit
      Number                        Description

       2.1 Stock Purchase Agreement, dated November 30, 1999, between the Company as Purchaser and Bernard O. Albertsen, et. al., as Sellers (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2000, File No. 1-14645).

      10.1 Amended and Restated Loan and Security Agreement, dated as of December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2000, File No. 1-14645).

      10.2 Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital Corporation.

      11.1        Statement re: Computation of Per Share Earnings.

      27.1        Financial Data Schedule as of December 31, 1999.



REPORTS ON FORM 8-K

On January 3, 2000, the Company filed with the SEC a Current Report on Form 8-K reporting under Item 2, Acquisition or Disposition of Assets, the acquisition of all of the outstanding capital stock of AIC (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                      THOUSAND TRAILS, INC.


Date:  February 14, 2000             By: /s/ William J. Shaw
                                         ---------------------------------------
                                          William J. Shaw
                                          President and Chief Executive Officer

Date:  February 14, 2000             By: /s/ Bryan D. Reed
                                         ---------------------------------------
                                          Bryan D. Reed
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 2.1              Stock Purchase Agreement, dated November 30, 1999, between the
                  Company as Purchaser and Bernard O. Albertsen, et. al., as
                  Sellers (incorporated by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K filed with the SEC on
                  January 3, 2000, File No. 1-14645).

10.1              Amended and Restated Loan and Security Agreement, dated as of
                  December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2000, File No.
                  1-14645).

10.2              Amendment No. 1 to Amended and Restated Loan and Security
                  Agreement, dated as of December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital
                  Corporation.

11.1              Statement re: Computation of Per Share Earnings.

27.1              Financial Data Schedule as of December 31, 1999.