Form 10-Q
period 2000-03-31
THOUSAND TRAILS INC /DE/
filed 2000-05-12
CIK 1024124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period of ________ to ________

                         Commission File Number 1-14645


                              THOUSAND TRAILS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                                   75-2138671
-------------------------------------------    ---------------------------------
       (State or Other Jurisdiction            (IRS Employer Identification No.)
    of Incorporation or Organization)

2711 LBJ FREEWAY, SUITE 200, DALLAS, TEXAS                     75234
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:        (972) 243-2228
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

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 12, 2000, was 7,980,592.

                              THOUSAND TRAILS, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION                                                           Page
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                      and June 30, 1999..................................................3

                  Consolidated Statements of Operations for the nine months ended
                      March 31, 2000 and March 31, 1999..................................4

                  Consolidated Statements of Operations for the three months ended
                      March 31, 2000 and March 31, 1999..................................5

                  Consolidated Statement of Shareholders' Equity for the nine months ended March 31, 2000...............................................6

                  Consolidated Statements of Cash Flows for the nine months ended
                      March 31, 2000 and March 31, 1999..................................7

                  Notes to Consolidated Financial Statements.............................9

     Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................16

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............28


PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K......................................29

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS                                          March 31,     June 30,
                                                                                       2000          1999
                                                                                    -----------    --------
   CURRENT ASSETS                                                                   (Unaudited)
   Cash and cash equivalents                                                         $  2,217      $  2,197
   Current portion of receivables, net of allowances and discount of $.9 million
     and $.7 million, respectively                                                      1,659         1,402
   Current portion of deferred membership selling expenses                                951           693
   Current portion of net deferred tax assets                                           3,538         2,061
   Other current assets                                                                 2,234         2,048
                                                                                     --------      --------
       Total Current Assets                                                            10,599         8,401
   Restricted cash                                                                      1,199         1,240
   Receivables, net of allowances and discount of $1.0 million and $.5 million,
     respectively                                                                       3,286           782
   Campground land                                                                     22,853        13,200
   Buildings and equipment, net of accumulated depreciation of $19.4 million and
     $17.5 million, respectively                                                       22,782        20,829
   Land held for sale                                                                   2,965         2,987
   Deferred membership selling expenses                                                 2,428         1,372
   Net deferred tax assets                                                                 --         5,635
   Other assets                                                                           746         2,358
                                                                                     --------      --------
       Total Assets                                                                  $ 66,858      $ 56,804
                                                                                     ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $  1,861      $  1,666
   Accrued interest                                                                       118           110
   Other accrued liabilities                                                            6,046         6,148
   Current portion of long term debt                                                    2,943         2,100
   Accrued construction cost                                                            1,888         1,888
   Current portion of deferred revenue                                                 22,578        19,098
                                                                                     --------      --------
       Total Current Liabilities                                                       35,434        31,010
   Long term debt                                                                       8,683         8,787
   Deferred revenue                                                                     9,163         5,627
   Deferred tax credit                                                                    226            --
   Other liabilities                                                                    1,436         1,732
                                                                                     --------      --------
       Total Liabilities                                                               54,942        47,156
                                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
   Common stock, $.01 par value, 15,000,000 shares authorized, 7,980,592 and
     8,096,128 shares issued and outstanding, respectively, after deducting
     190,736 and 3,200 shares held in Treasury, respectively                               80            81
   Additional paid-in capital                                                          21,080        21,869
   Accumulated deficit subsequent to December 31, 1991, date of emergence from
     bankruptcy                                                                        (9,107)      (12,163)
   Accumulated other comprehensive loss                                                  (137)         (139)
                                                                                     --------      --------
       Total Shareholders' Equity                                                      11,916         9,648
                                                                                     --------      --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 66,858      $ 56,804
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

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                              For the nine months ended March 31,
                                              -----------------------------------
                                                     2000          1999
                                                   --------      --------
REVENUES
   Membership contracts originated                 $  7,733      $  3,391
   Change in deferred revenue                        (4,446)         (585)
                                                   --------      --------
        Membership sales revenue                      3,287         2,806
   Membership dues                                   27,719        27,559
   Other campground revenue                          13,820        13,169
   RPI membership fees                                2,681         2,662
   Interest income                                    1,034         1,588
   Gain on asset sales                                   16         1,104
   Other income                                       2,282         2,225
                                                   --------      --------
       Total Revenues                                50,839        51,113
                                                   --------      --------

EXPENSES
   Campground operating expenses                     30,123        29,213
   Membership origination costs                       3,976         2,776
   Change in deferred origination costs              (1,313)         (214)
   Marketing expenses                                 2,605         1,475
   RPI membership expenses                            1,386         1,516
   Corporate member services                            982           947
   Interest expense and amortization                  1,099         2,628
   General and administrative expenses                6,875         6,588
                                                   --------      --------
       Total Expenses                                45,733        44,929
                                                   --------      --------


INCOME BEFORE INCOME TAXES                            5,106         6,184
INCOME TAXES --
   Income tax provision - current                      (648)          (30)
   Income tax provision - deferred                   (1,402)       (1,709)
                                                   --------      --------
                                                     (2,050)       (1,739)


NET INCOME                                         $  3,056      $  4,445
                                                   ========      ========

NET INCOME PER SHARE -- BASIC                      $    .38      $    .59
                                                   ========      ========

NET INCOME PER SHARE -- DILUTED                    $    .35      $    .53
                                                   ========      ========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
   Basic                                              7,981         7,550
                                                   ========      ========
   Diluted                                            8,605         8,459
                                                   ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                             For the three months ended March 31,
                                             ------------------------------------
                                                     2000          1999
                                                   --------      --------
REVENUES
   Membership contracts originated                 $  3,961      $    971
   Change in deferred revenue                        (2,774)          (16)
                                                   --------      --------
        Membership sales revenue                      1,187           955
   Membership dues                                    9,691         9,017
   Other campground revenue                           3,033         2,786
   RPI membership fees                                1,064           972
   Interest income                                      381           465
   Loss on asset sales                                   (6)           (2)
   Other income                                         654           723
                                                   --------      --------
       Total Revenues                                16,004        14,916
                                                   --------      --------

EXPENSES
   Campground operating expenses                      8,877         8,384
   Membership origination costs                       1,827           850
   Change in deferred origination costs                (943)          (26)
   Marketing expenses                                   971           431
   RPI membership expenses                              420           504
   Corporate member services                            308           260
   Interest expense and amortization                    429           591
   General and administrative expenses                2,622         2,283
                                                   --------      --------
       Total Expenses                                14,511        13,277
                                                   --------      --------


INCOME BEFORE INCOME TAXES                            1,493         1,639
INCOME TAXES --
   Income tax provision - current                      (337)          (18)
   Income tax provision - deferred                     (288)         (691)
                                                   --------      --------
                                                       (625)         (709)


NET INCOME                                         $    868      $    930
                                                   ========      ========

NET INCOME PER SHARE -- BASIC                      $    .11      $    .12
                                                   ========      ========

NET INCOME PER SHARE -- DILUTED                    $    .10      $    .11
                                                   ========      ========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
   Basic                                              7,981         7,680
                                                   ========      ========
   Diluted                                            8,580         8,518
                                                   ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                Accumulated
                                                         Additional                                Other
                                          Common           Paid-In          Accumulated        Comprehensive
                                          Stock            Capital            Deficit               Loss               Total
                                          -----          ----------         -----------        -------------          -------
Balance, June 30, 1999                      $81            $21,869           $(12,163)              $(139)            $ 9,648

Issuance of common stock                      1                 61                 --                  --                  62

Purchase of Treasury Stock                   (2)              (850)                --                  --                (852)

Other Comprehensive Income                   --                 --                 --                   2                   2

Net income for the nine months ended
   March 31, 2000                            --                 --              3,056                  --               3,056
                                                                                                                      -------

Comprehensive Income                                                                                                    3,058
                                            ---            -------           --------               -----             -------

Balance, March 31, 2000                     $80            $21,080           $ (9,107)              $(137)            $11,916
                                            ===            =======           ========               =====             =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    For the nine months ended March 31,
                                                                    -----------------------------------
                                                                             2000          1999
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Collections of principal on receivables                                 $  2,488      $  3,332
   Interest received                                                            935         1,624
   Interest paid                                                             (1,099)       (2,661)
   General and administrative and corporate member services costs            (8,876)       (7,836)
   Cash collected from operations, including deferred revenue                50,484        47,888
   Cash from sales of memberships                                             4,913         2,685
   Expenditures for property operations                                     (29,588)      (27,481)
   Expenditures for sales and marketing                                      (6,563)       (4,286)
   Expenditures for insurance premiums                                       (1,783)       (1,759)
   Refund (payment) of income taxes                                              55          (329)
   Other, net                                                                   881           103
                                                                           --------      --------
Net cash provided by operating activities                                    11,847        11,280
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and HUD-related expenditures                                        (982)       (2,424)
   Acquisition of Leisure Time                                               (7,727)           --
   Proceeds from asset sales                                                     59         2,238
                                                                           --------      --------
Net cash used in investing activities                                        (8,650)         (186)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of PIK Notes                                                       --       (34,792)
   Net borrowings under Credit Agreement                                        385        10,978
   Purchase of Treasury Stock                                                  (852)           --
   Payment of notes and mortgages                                            (2,772)           --
   Issuance of Common Stock                                                      62           288
                                                                           --------      --------
Net cash used in financing activities                                        (3,177)      (23,526)
                                                                           --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 20       (12,432)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                        2,197        13,631
                                                                           --------      --------
   End of period                                                           $  2,217      $  1,199
                                                                           ========      ========


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    For the nine months ended March 31,
                                                                    -----------------------------------
                                                                             2000          1999
                                                                           --------      --------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net Income                                                                 $  3,056      $  4,445
                                                                           --------      --------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES --
     Depreciation                                                             1,970         1,928
     Amortization of interest yield, collection costs and
       valuation allowance                                                     (172)         (258)
     Change in deferred sales revenue                                         4,446           585
     Change in deferred membership origination costs                         (1,313)         (214)
     Gain on asset sales                                                        (16)       (1,104)
     Deferred income tax provision                                            1,402         1,709
     Decrease (increase) in restricted cash                                     386           (26)
     Decrease (increase) in receivables                                         (53)        2,616
     Decrease (increase) in other assets                                      1,687          (154)
     Decrease in accounts payable                                              (662)         (341)
     Increase in accrued interest                                                 8           282
     Increase in deferred membership dues revenue                             2,571         2,313
     Decrease in other liabilities                                           (2,085)         (386)
     Other, net                                                                 622          (115)
                                                                           --------      --------
Total adjustments                                                             8,791         6,835
                                                                           --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 11,847      $ 11,280
                                                                           ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


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

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. ("Trails Management," which was formerly known as UST Wilderness Management Corporation), and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (See Note 2 - Business Combination).

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 2000 and 1999, and in the consolidated balance sheet as of June 30, 1999.

Reclassification

Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 -- BUSINESS COMBINATION

On December 16, 1999, the Company acquired all of the outstanding capital stock of Albertsen Investment Corporation, Inc. ("AIC"), a Washington corporation. AIC was the holding company owning Leisure Time Resorts of America, Inc., a Washington corporation ("Leisure Time"), which owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of Leisure Time was approximately $7.7 million in cash, after post-closing adjustments based on the balance sheet of Leisure Time as of the closing date. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million.

The acquisition of AIC was accounted for as a purchase transaction; accordingly, operating results for AIC and Leisure Time are reported from the date of acquisition. No goodwill was recorded on the acquisition because the purchase price did not exceed the estimated values of the identifiable assets received less liabilities assumed.

Set forth below are unaudited pro forma combined results of operations for the Company based on the assumption that the acquisition of AIC was completed on July 1, 1999 (in thousands, except for per share data):

                                                    For the nine months ended
                                                        March 31, 2000
                                                    -------------------------
                                                           (Unaudited)
         Revenues                                            $53,755
         Net income                                              548
         Diluted income per common share                     $   .06

NOTE 3 -- COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 requires the Company to classify items of other comprehensive income by their nature in its financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, as well as net income reported on the income statement. Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The following table provides statements of comprehensive income for the nine and three months ended March 31, 2000 and 1999 (dollars in thousands):

                                      For the nine months ended           For the three months ended
                                              March 31,                           March 31,
                                      -------------------------           --------------------------
                                       2000              1999              2000               1999
                                      -------           -------           -------            -------
                                             (Unaudited)                         (Unaudited)
Net Income                            $ 3,056           $ 4,445           $   868            $   930

Foreign Currency Translation
   Adjustment                               2                (2)               --                  3
                                      -------           -------           -------            -------

Comprehensive Income                  $ 3,058           $ 4,443           $   868            $   933
                                      =======           =======           =======            =======

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

                                                            Nine months ended March 31, 2000
                                  ----------------------------------------------------------------------------------
                                                                         Trails         Corporate
                                  Campgrounds          RPI             Management       and Other       Consolidated
                                  -----------          ---             ----------       ---------       ------------
Operating revenues                  $39,639          $2,681              $1,835             $65            $44,220
Membership sales revenue              3,287              --                  --              --              3,287
Income (loss) before
   income taxes                       9,330           1,295                 101          (5,620)             5,106

                                                            Nine months ended March 31, 1999
                                  ----------------------------------------------------------------------------------
                                                                         Trails         Corporate
                                  Campgrounds          RPI             Management       and Other       Consolidated
                                  -----------          ---             ----------       ---------       ------------
Operating revenues                  $38,948          $2,662              $1,714             $66            $43,390
Membership sales revenue              2,806              --                  --              --              2,806
Income (loss) before
   income taxes                      10,346           1,146                 224          (5,532)             6,184

                                                          Three months ended March 31, 2000
                                  ----------------------------------------------------------------------------------
                                                                         Trails         Corporate
                                  Campgrounds          RPI             Management       and Other       Consolidated
                                  -----------          ---             ----------       ---------       ------------
Operating revenues                  $12,686          $1,064                 $12             $26            $13,788
Membership sales revenue              1,187              --                  --              --              1,187
Income (loss) before
   income taxes                       3,272             644                 (97)         (2,326)             1,493

                                                          Three months ended March 31, 1999
                                  ----------------------------------------------------------------------------------
                                                                         Trails         Corporate
                                  Campgrounds          RPI             Management       and Other       Consolidated
                                  -----------          ---             ----------       ---------       ------------
Operating revenues                  $11,740            $972                 $20             $43            $12,775
Membership sales revenue                955              --                  --              --                955
Income (loss) before
   income taxes                       3,374             468                 (31)         (2,172)             1,639

NOTE 5 -- NET INCOME PER SHARE

SFAS No. 128 requires the Company to report basic and diluted net income per share. The table below sets forth the information necessary to compute basic and diluted net income per share for the nine and three months ended March 31, 2000 and 1999, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                           For the nine months ended       For the three months ended
                                                    March 31,                       March 31,
                                           -------------------------       --------------------------
                                              2000            1999            2000            1999
                                             ------          ------          ------          ------
                                                   (Unaudited)                     (Unaudited)
Net Income                                   $3,056          $4,445          $  868          $  930
                                             ======          ======          ======          ======

Weighted Average Number of
   Shares - Basic                             7,981           7,550           7,981           7,680

   Dilutive Options                             624             887             599             785
   Dilutive Warrants                             --              22              --              53
                                             ------          ------          ------          ------

Weighted Average Number of
   Shares - Diluted                           8,605           8,459           8,580           8,518
                                             ======          ======          ======          ======

Net Income Per Share - Basic                 $  .38          $  .59          $  .11          $  .12
                                             ======          ======          ======          ======

Net Income Per Share - Diluted               $  .35          $  .53          $  .10          $  .11
                                             ======          ======          ======          ======

Since inception, the Company has not paid any dividends. The credit agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 6 -- LONG TERM DEBT

CREDIT AGREEMENT WITH FOOTHILL

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement until December 1998, when it borrowed $24.0 million to partially fund the redemption of the Company's 12% Senior Subordinate Pay-In-Kind Notes ("PIK Notes") as discussed below. Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum and borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

On December 10, 1999, the Company entered into an amendment to the Credit Agreement relating to the Company's purchase of the stock of AIC. On December 16, 1999, the Company borrowed $10 million under the amended Credit Agreement to pay the cash purchase price for such stock of approximately $7.7 million and to pay in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million. As of the date of this report, the Company has repaid most of the funds that it borrowed for this acquisition.

On March 31, 2000, the Company had $11.3 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.8 million for working capital purposes. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

NOTE 7 -- CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of March 31, 2000 and June 30, 1999, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled approximately $719,000 and $1.1 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (92% in fiscal 1999). The Company's membership base has declined over the past five fiscal years. Although the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 5% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, such as its acquisition of Leisure Time.

Environmental Issues

Certain environmental issues may exist at some of the Company's campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company's operations or financial position.

Litigation

Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999 in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff brought suit against a subsidiary of the Company alleging that the defendant owes the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. The defendant denies the claim and is vigorously defending the lawsuit. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse impact on the Company's operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company's operations or financial position.

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95 "Statement of Cash Flows" are presented below for the nine months ended March 31, 2000 and 1999 (dollars in thousands):

                                                       Nine months ended March 31,
                                                       ---------------------------
                                                          2000             1999
                                                       ----------       ----------
Non-cash payment of PIK Note interest (see Note 6)
PIK Notes issued in lieu of cash interest payment        $  --            $1,969


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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after March 31, 2000. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, the Company's success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company's operations described in this report.

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

ACQUISITION OF LEISURE TIME. On December 16, 1999, the Company acquired all of the outstanding capital stock of AIC, which was the holding company owning Leisure Time. Leisure Time owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of AIC was approximately $7.7 million in cash after adjustments based on the balance sheet of Leisure Time as of the closing date. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million. The Company borrowed the funds for the stock purchase and debt repayment under its Credit Agreement with Foothill. As of the date of this report, the Company has repaid most of the funds that it borrowed for this acquisition.

At the date of acquisition, the principal assets of Leisure Time consisted of its 10 membership-based campgrounds and related improvements and personal property, approximately 16,000 members, and approximately $2.7 million of contracts receivable. The assets and liabilities of Leisure Time are included in the Company's consolidated balance sheets as of March 31, 2000, and the operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The Company believes the acquisition of Leisure Time will not have a material impact on the Company's earnings in fiscal 2000 and will be accretive to earnings beginning in fiscal 2001, as it reduces expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time's members and campgrounds are similar to the Company's, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company's membership base is declining.

CASH. On March 31, 2000, the Company had $2.2 million of cash and cash equivalents, an increase of $20,000 from June 30, 1999. During the nine months ended March 31, 2000, the Company's operating activities generated $11.8 million of cash, its investing activities used $8.7 million of cash, and its financing activities used $3.2 million of cash. The Company's investing activities consisted of the purchase of the stock of AIC for $7.7 million in cash and $982,000 in capital expenditures at the campgrounds. The Company's financing activities consisted primarily of net borrowings of $385,000 under the Credit Agreement with Foothill, repayments of $2.8 million of real estate debt on Leisure Time's campgrounds and other Leisure Time debt, and the purchase of 190,736 shares of the Company's common stock for a total of $852,000.

With respect to the Company's operating activities, for the nine months ended March 31, 2000, the principal sources of operating cash were $50.5 million from operations, $3.4 million in principal and interest collections on contracts receivable, $5.0 million from sales of campground memberships and lots, and $834,000 from the termination of a grantor trust established to reimburse directors and officers for any indemnifiable damages and expenses they might incur. Principal uses of operating cash for the nine months ended March 31, 2000, were $29.6 million in operating expenses, $8.9 million in administrative expenses (including general and administrative expenses and corporate members services costs), $6.6 million in membership origination costs and marketing expenses, and $1.8 million in insurance premiums.

In January 1998, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it had no outstanding borrowings under the Credit Agreement until December 1998, when it borrowed $24.0 million to partially fund the redemption of the PIK Notes (see Note 6 to the consolidated financial statements included in Item 1). Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum and borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999).

On December 10, 1999, the Company entered into an amendment to the Credit Agreement relating to the Company's purchase of the stock of AIC. On December 16, 1999, the Company borrowed $10 million under the amended Credit Agreement to pay the cash purchase price for such stock of approximately $7.7 million and to pay in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled approximately $2.3 million. As of the date of this report, the Company has repaid most of the funds that it borrowed in December 1999 for the Leisure Time acquisition.

On March 31, 2000, the Company had $11.3 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $4.8 million for working capital purposes. All borrowings under the amended Credit Agreement will mature on January 17, 2003.

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

As of the date of this report, the Company had $9.3 million of outstanding borrowings under the amended Credit Agreement, and it had the ability to borrow an additional $5.0 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the amended Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the amended Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are pledged and controlled by Foothill.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total assets increased by $9.8 million during the nine months ended March 31, 2000. Cash increased by $20,000 as discussed above. Contracts receivable increased by $2.8 million due primarily to the acquisition of Leisure Time's $2.7 million portfolio. Cash collections of $2.5 million on the existing portfolio were offset by new financed sales and amortization of the allowances for interest discount, collection costs, and valuation discount. Campground land increased by $9.7 million due to the acquisition of Leisure Time's campgrounds. Buildings and equipment increased by $2.0 million due primarily to the acquisition of Leisure Time's campgrounds and capital improvements made at certain campgrounds, partially offset by depreciation. Other assets decreased by $1.6 million due primarily to the termination of the grantor trust agreement discussed above, and the release of prior year workers' compensation deposits that were applied to current year premiums. Net deferred tax assets declined by $4.4 million in the current period due primarily to $3.0 million in deferred tax liabilities that were recorded in connection with the acquisition of Leisure Time. Additionally, the Company recognized $1.4 million in deferred tax expense in the current period.

Total liabilities increased by $7.8 million during the nine months ended March 31, 2000, primarily as a result of a $7.0 million increase in deferred revenue related to membership sales and dues. Deferred sales revenue increased by $4.4 million due to increases in membership contracts originated, and deferred dues revenue increased by $2.2 million because dues collected during the period exceeded dues revenue recognized. Long term debt increased by $385,000, resulting primarily from additional borrowings of $10 million to fund the acquisition of Leisure Time, less subsequent repayments. Accounts payable increased by $195,000 due to the timing of payments.

MARKET RISK AND INTEREST RATE SENSITIVITY. As noted above, as of March 31, 2000, the Company had $11.3 million of outstanding borrowings under the Credit Agreement with Foothill, and it had the ability to borrow an additional $4.8 million for working capital purposes. (see "Liquidity and Capital Resources - Cash"). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company's interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. At the level of borrowings in place as of March 31, 2000, a hypothetical ten percent change in market interest rates over the next year would increase the Company's interest expense by approximately $115,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine and three months ended March 31, 2000 and 1999. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 1.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

NET INCOME. The Company reported net income of $3.1 million or $.35 per diluted share on revenues of $50.8 million for the nine months ended March 31, 2000. This compares with net income of $4.4 million or $.53 per diluted share on revenues of $51.1 million for the same period last year. Revenues were lower in the current period primarily because the prior year's results included $1.1 million in gains on asset sales. In addition, interest income was lower this year by $554,000 due to lower levels of invested cash and reductions in the contracts receivable portfolio. Due to reductions in debt levels, the Company's interest costs were also lower during the current period by $1.5 million. However, the unfavorable impact from the net deferral of sales revenues and expenses was $2.8 million higher in the current period reflecting an increase in the level of sales activity, and income tax expense was $311,000 higher in the current period because the Company recognized a tax benefit in the prior period upon redemption of the PIK Notes.

The table set forth below shows separately the results of the campground operations, Trails Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 2000 and 1999.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Nine Months Ended
                                                             March 31,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
CAMPGROUND OPERATIONS
     Membership dues                                $ 27,719           $ 27,559
     Campground revenues                              11,920             11,389
     Cost of campground revenues                      (5,652)            (5,295)
     Operating expenses                              (22,676)           (22,076)
                                                    --------           --------
Contribution from campground operations               11,311             11,577
                                                    --------           --------

SALES
     Membership contracts originated                   7,733              3,391
     Change in deferred revenue                       (4,446)              (585)
                                                    --------           --------
       Membership sales revenue                        3,287              2,806
     Membership origination costs                     (3,976)            (2,776)
     Change in deferred origination costs              1,313                214
     Marketing expenses                               (2,605)            (1,475)
                                                    --------           --------
Loss on sales                                         (1,981)            (1,231)
                                                    --------           --------

TRAILS MANAGEMENT
     Revenues                                          1,835              1,714
     Expenses                                         (1,734)            (1,490)
                                                    --------           --------
Contribution from Trails Management                      101                224
                                                    --------           --------

RESORT PARKS INTERNATIONAL
     Revenues                                          2,681              2,662
     Expenses                                         (1,386)            (1,516)
                                                    --------           --------
Contribution from RPI                                  1,295              1,146
                                                    --------           --------

     Other income                                      2,084              2,138
     Corporate member services                          (982)              (947)
     General and administrative expense               (6,703)            (6,530)
     Other                                                30               (257)
                                                    --------           --------


INCOME BEFORE INTEREST INCOME AND EXPENSE,
     GAIN ON ASSET SALES AND TAXES                     5,155              6,120
                                                    --------           --------

     Interest income                                   1,034              1,588
     Interest expense                                 (1,099)            (2,628)
     Gain on asset sales                                  16              1,104
                                                    --------           --------

INCOME BEFORE TAXES                                 $  5,106           $  6,184
                                                    ========           ========

OPERATING INCOME. During the nine months ended March 31, 2000, the Company's contribution from operations was $5.2 million, approximately $900,000 less than the $6.1 million achieved in the same period last year. The decline was due primarily to declines in the contribution from campground operations, a higher loss from sales operations, and a decline in the contribution from Trails Management. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the periods presented.

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

Campground membership dues revenue was $27.7 million for the nine months ended March 31, 2000, compared with $27.6 million for the same period last year. The increase in dues revenue was due primarily to the addition of $1.0 in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $11.9 million for the nine months ended March 31, 2000, compared with $11.4 million for the same period last year. The related expenses were $5.7 million for the nine months ended March 31, 2000, compared with $5.3 million for the same period last year. The increase in the current period resulted primarily from a greater emphasis on ancillary revenue programs at the campgrounds.

Campground operating expenses were $22.7 million for the nine months ended March 31, 2000 compared with $22.1 million for the same period last year. In the current period, the campground operating expenses related to Leisure Time's campgrounds were $540,000. In addition, the Company also experienced an increase in maintenance expenses in the current period.

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

For the nine months ended March 31, 2000 and 1999, the Company originated membership contracts of $7.7 million and $3.4 million, respectively. During the current period, the Company sold fewer units at higher average sales prices, compared with the prior period, and also originated contracts totaling $2.2 million from an upgrade program at Leisure Time's campgrounds involving its existing members.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the nine months ended March 31, 2000 and 1999, the Company recognized campground membership sales revenues of $3.3 million and $2.8 million, respectively.

Membership sales revenue includes revenues of $2.7 million and $2.2 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $7.1 million and $2.8 million, respectively, which will be recognized in future periods. In the current period, the Company recognized $63,000 in sales revenue related to Leisure Time.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 2000 and 1999, the Company recognized selling expenses of $2.7 million and $2.6 million, respectively. These amounts include expenses of $652,000 and $526,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $2.0 million and $740,000, respectively, which will be recognized in future periods. In the current period, the Company recognized selling and marketing expenses related to Leisure Time of $288,000.

Although the Company's sales results are improving, selling and marketing expenses exceeded sales revenues by $2.0 million and $1.2 million for the nine months ended March 31, 2000 and 1999, respectively. These expenses exceeded sales revenues primarily because the Company deferred more sales revenues than selling expenses. In addition, in the prior period, these expenses exceeded sales revenues, in part, because the relatively low volume of sales did not cover fixed costs.

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

The Company's selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations, the membership base will decline in the future, which will decrease the Company's revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Trails Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the US Forest Service. For the nine months ended March 31, 2000, these operations produced a net contribution of $101,000 on revenues of $1.8 million, compared with a net contribution of $224,000 on revenues of $1.7 million for the same period last year. The increase in revenues between periods was due to new contracts entered into in the spring of 1999, which increased the number of campgrounds managed. The start-up costs from these new contracts caused the decline in the net contribution between periods. The revenues and expenses related to the Company's campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI's reciprocal use system, subject to certain limitations. For the nine months ended March 31, 2000, RPI's operations produced a net contribution of $1.3 million, on revenues of $2.7 million, compared with a contribution of $1.1 million on revenues of $2.7 million for the same period last year. While operating revenue remained constant, operating expenses declined during the current period, resulting in an increase in contribution between the two periods. The decrease in operating expenses in the current period was due primarily to lower communication costs and a decrease in the cost of operating supplies, partially offset by an increase in labor costs. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

INTEREST INCOME AND EXPENSE. Interest income declined to $1.0 million for the nine months ended March 31, 2000, from $1.6 million for the same period last year. The decrease in the current period was due primarily to decreases in the interest earned on the Company's portfolio of contracts receivable and invested cash. Most of the Company's invested cash was used to redeem the PIK Notes in December 1998. Also included in interest income is the amortization of the allowances for interest and valuation discount related to the contracts receivable of $97,000 and $138,000, respectively. As the Company's portfolio of contracts receivable increased with the acquisition of Leisure Time, in the short term, the interest earned on the Company's portfolio of contracts receivable will increase compared with historical levels. However, in the long term, the interest earned on the Company's portfolio of contracts receivable is expected to decrease in the future as the portfolio declines.

Interest expense decreased by $1.5 million for the nine months ended March 31, 2000, compared with the same period last year, due primarily to the redemption of the PIK Notes in December 1998. This decrease was partially offset by an increase in interest expense incurred under the Credit Agreement as a result of the borrowings used to fund the acquisition of Leisure Time.

GAIN ON ASSET SALES. The Company recognized a gain of $16,000 on asset sales for the nine months ended March 31, 2000, compared with $1.1 million for the same period last year. The gain in the prior year resulted primarily from a sale of undeveloped acreage not related to the campground operations. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, the campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

OTHER INCOME. Other income generally consists of fees charged other companies for servicing their accounts receivable, fees charged members when they transfer their membership in the secondary market without assistance from the Company, fees charged members for the Company's member magazine, fees charged members for making more than five operator-assisted reservations in a given year, collections on written-off contracts and delinquent dues, and lot sales. Other income was $2.1 million for the nine months ended March 31, 2000 and 1999.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $7.7 million for the nine months ended March 31, 2000, compared with $7.5 million for the same period last year. The increase in the current period was due primarily to higher labor and other operating costs that were partially offset by decreases in third-party legal fees. Administrative expenses directly related to Leisure Time were $187,000.

INCOME TAXES. The Company's current provision for income taxes was $648,000 for the nine months ended March 31, 2000, compared with $30,000 for the same period last year. The provision was higher in the current period, in part, because the Company recognized a tax benefit upon the redemption of the PIK Notes. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which were $27.6 million at June 30, 1999.

The Company recorded a deferred tax provision of $1.4 million for the nine months ended March 31, 2000, compared to $1.7 million for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET INCOME. The Company reported net income of $868,000 or $.10 per diluted share on revenues of $16.0 million for the three months ended March 31, 2000. This compares with net income of $930,000 or $.11 per diluted share on revenues of $14.9 million for the same period last year. During the current period, revenues from Leisure Time were $1.2 million. In addition, the unfavorable impact from the net deferral of sales revenues and expenses was $1.8 million higher in the current period, reflecting a higher level of sales activity.

The table on the following page shows separately the results of the campground operations, Trails Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 2000 and 1999.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                     2000              1999
                                                    -------           -------
CAMPGROUND OPERATIONS
     Membership dues                                $ 9,691           $ 9,017
     Campground revenues                              2,995             2,723
     Cost of campground revenues                     (1,511)           (1,394)
     Operating expenses                              (7,235)           (6,672)
                                                    -------           -------
Contribution from campground operations               3,940             3,674
                                                    -------           -------

SALES
     Membership contracts originated                  3,961               971
     Change in deferred revenue                      (2,774)              (16)
                                                    -------           -------

       Membership sales revenue                       1,187               955
     Membership origination costs                    (1,827)             (850)
     Change in deferred origination costs               943                26
     Marketing expenses                                (971)             (431)
                                                    -------           -------
Loss on sales                                          (668)             (300)
                                                    -------           -------

TRAILS MANAGEMENT
     Revenues                                            12                20
     Expenses                                          (109)              (51)
                                                    -------           -------
Loss from Trails Management                             (97)              (31)
                                                    -------           -------

RESORT PARKS INTERNATIONAL
     Revenues                                         1,064               972
     Expenses                                          (420)             (504)
                                                    -------           -------
Contribution from RPI                                   644               468
                                                    -------           -------

     Other income                                       588               694
     Corporate member services                         (308)             (260)
     General and administrative expense              (2,555)           (2,267)
     Other                                                3              (211)
                                                    -------           -------


INCOME BEFORE INTEREST INCOME AND EXPENSE,
     GAIN ON ASSET SALES AND TAXES                    1,547             1,767
                                                    -------           -------

     Interest income                                    381               465
     Interest expense                                  (429)             (591)
     Gain on asset sales                                 (6)               (2)
                                                    -------           -------

INCOME BEFORE TAXES                                 $ 1,493           $ 1,639
                                                    =======           =======

OPERATING INCOME. During the three months ended March 31, 2000, the Company's contribution from operations was $1.5 million compared with $1.8 million for the same period last year. The decrease was due primarily to increased general and administrative expenses and a higher loss from sales operations, partially offset by an increase in the contribution from campground operations and RPI. For this purpose, the contribution from operations is defined as operating income before interest income and expense, gain on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's operating income before taxes for the historical periods presented.

CAMPGROUND OPERATIONS. Campground membership dues revenue was $9.7 million for the three months ended March 31, 2000, compared with $9.0 million for the same period last year. The increase in dues revenue was due primarily to the addition of $900,000 in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Campground revenues were $3.0 million for the three months ended March 31, 2000, compared with $2.7 million for the same period last year. The related expenses were $1.5 million for the three months ended March 31, 2000, compared with $1.4 million for the same period last year.
The increase in the current period resulted primarily from a greater emphasis on ancillary revenue programs at the campgrounds.

Campground operating expenses were $7.2 million for the three months ended March 31, 2000, compared with $6.7 million for the same period last year. In the current period, the campground operating expenses related to Leisure Time's campgrounds were $493,000.

For the three months ended March 31, 2000 and 1999, the Company originated membership contracts of $4.0 million and $971,000, respectively. During the current period, the Company sold fewer units at higher average sales prices, compared with the prior period, and also originated contracts totaling $2.2 million from an upgrade program at Leisure Time's campgrounds involving its existing members.

For the three months ended March 31, 2000 and 1999, recognized campground membership sales revenues of $1.2 million and $955,000, respectively. Membership sales revenues include revenues of $1.0 million and $782,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $3.8 million and $798,000, respectively, which will be recognized in future periods. In the current period, the Company recognized $46,000 in sales revenue related to Leisure Time.

For the three months ended March 31, 2000 and 1999, the Company recognized selling expenses of $884,000 and $824,000, respectively. These amounts include expenses of $248,000 and $185,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.2 million and $211,000, respectively, which will be recognized in future periods. In the current period, selling and marketing expenses related to Leisure Time were $288,000.

Selling and marketing expenses exceeded sales revenues by $668,000 and $300,000 for the three months ended March 31, 2000 and 1999, respectively. These expenses exceeded sales revenue primarily because the Company deferred more sales revenue than selling expenses. In addition, in the prior period, these expenses exceeded sales revenue, in part, because the relatively low volume of sales did not cover fixed costs.

CAMPGROUND MANAGEMENT. For the three months ended March 31, 2000, the operations of Trails Management produced a loss of $97,000 on revenues of $12,000, compared with a loss of $31,000 on revenues of $20,000 for the same period last year. The campground management operations generally incur a loss during the third fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. The increase in operating expenses in the current period resulted primarily from increases in insurance costs and labor expenses. The revenues and expenses related to these operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

RESORT PARKS INTERNATIONAL. For the three months ended March 31, 2000, RPI's operations produced a net contribution of $644,000 on revenues of $1.1 million, compared with a net contribution of $468,000 on revenues of $972,000 for the same period last year. The improvement over the prior year was due primarily to increased revenues from membership renewals, combined with a slight decrease in operating expenses.

INTEREST INCOME AND EXPENSE. Interest income was $381,000 for the three months ended March 31, 2000, compared with $465,000 for the same period last year. During these periods, interest income included amortization of the allowances for interest and valuation discount related to the contracts receivable portfolio of $25,000 and $39,000 respectively. The decrease in interest income in the current period was due primarily to a decrease in the interest earned on the Company's portfolio of contracts receivable.

Interest expense was $429,000 for the three months ended March 31, 2000, compared with $591,000 for the same period last year. The decrease in interest expense between periods was due primarily to lower interest rates and fees associated with the Credit Agreement in the current period.

GAIN ON ASSET SALES. The Company did not recognize a material gain on the sale of assets for the three months ended March 31, 2000 and 1999.

OTHER INCOME. Other income was $588,000 for the three months ended March 31, 2000, compared with $694,000 for the same period last year. The decrease between periods resulted primarily from a $110,000 insurance settlement received in the prior period for fire damage at one campground.

OTHER EXPENSES. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.9 million for the three months ended March 31, 2000, compared with $2.5 million for the same period last year. The increase in the current period was due primarily to higher labor and other operating costs. Administrative expenses directly related to Leisure Time were $154,000.

INCOME TAXES. The Company had a current income tax expense of $337,000 for the three months ended March 31, 2000, compared with $18,000 for the same period last year. The Company recorded a deferred tax provision of $288,000 and $691,000 for the three months ended March 31, 2000, and 1999, respectively.

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

The Company spent approximately $50,000 during the nine months ended March 31, 2000 completing the modification of software necessary to make its computer systems year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company's financial instruments as of March 31, 2000 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk and Interest Rate Sensitivity."

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following documents are filed as exhibits to this report.

     Exhibit
     Number                         Description

      11.1        Statement re: Computation of Per Share Earnings.

      27.1        Financial Data Schedule as of March 31, 2000.


REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                      THOUSAND TRAILS, INC.


Date: May 12, 2000                    By: /s/ William J. Shaw
                                          --------------------------------------
                                          William J. Shaw
                                          President and Chief Executive Officer

Date: May 12, 2000                    By: /s/ Bryan D. Reed
                                          --------------------------------------
                                          Bryan D. Reed
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
      11.1        Statement re: Computation of Per Share Earnings.

      27.1        Financial Data Schedule as of March 31, 2000.
