Form 10-K405
period 2000-06-30
THOUSAND TRAILS INC /DE/
filed 2000-09-28
CIK 1024124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period of ________ to ________

                         Commission File Number 1-14645

                              THOUSAND TRAILS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                     75-2138671
   -------------------------------             ---------------------------------
   (State or other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

           2711 LBJ FREEWAY,
       SUITE 200, DALLAS, TEXAS                              75234
---------------------------------------                    ----------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's Telephone Number, Including Area Code: (972) 243-2228
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of exchange on
          Title of each class                          which registered
        -----------------------                     -----------------------
        COMMON STOCK, PAR VALUE                     AMERICAN STOCK EXCHANGE
            $.01 PER SHARE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 26, 2000, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $13.7 million.

At September 26, 2000, there were 8,084,374 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                   Page
                                                                                   ----

                                       PART I

Item 1.   Business....................................................................4
Item 2.   Properties.................................................................13
Item 3.   Legal Proceedings..........................................................17
Item 4.   Submission of Matters to a Vote of Security-Holders........................17

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters......18
Item 6.   Selected Financial Data....................................................20
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................................22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................37
Item 8.   Financial Statements and Supplementary Data................................38
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................................72

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.........................73
Item 11.  Executive Compensation.....................................................73
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............73
Item 13.  Certain Relationships and Related Transactions.............................73

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............74

Signatures Page......................................................................81

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

GENERAL. Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (the "Company") own and operate a system of 63 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 119,000 members as of June 30, 2000. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the United States Forest Service. The Company's principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas, 75234; its telephone number is (972) 243-2228; and its home page on the Internet is www.thousandtrails.com.

The Company entered the membership campground business in 1991 with the acquisition of 100% of the capital stock of National American Corporation, a Nevada corporation (collectively with its subsidiaries, "NACO") and 69% of the capital stock of Thousand Trails, Inc., a Washington corporation ("Trails"). The Company subsequently increased its ownership in Trails to 100% and merged Trails into the Company. In December 1999, the Company acquired 100% of the capital stock of Leisure Time Resorts of America, Inc., a Washington corporation ("Leisure Time"). The Company and Leisure Time were incorporated in 1984, NACO was incorporated in 1967, and Trails was incorporated in 1969. In 1996, the Company, then known as USTrails Inc., reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc.

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts and the acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company has also acquired members through the purchase of Leisure Time and believes it may be possible to acquire additional members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

Over the past several years, the Company's membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CAMPGROUND OPERATIONS

CAMPGROUNDS. The Company and its subsidiaries own and operate a network of 63 membership-based campgrounds located in 17 states and British Columbia, Canada. The Company owns and operates a network of 32 of these campgrounds under the Thousand Trails logo, NACO owns and operates a network of 21 of these campgrounds under the NACO logo, and Leisure Time owns and operates a network of 10 of these campgrounds under the Leisure Time logo. The 63 campgrounds contain a total of approximately 10,100 acres and 19,000 campsites.

Members using the campgrounds may bring their own recreational vehicles ("RVs"), tents or other sleeping equipment, rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 2000, there were approximately 69,000 campground members in the Thousand Trails system, 34,000 campground members in the NACO system, and 16,000 campground members in the Leisure Time system. However, approximately 42% of the NACO campground members and approximately 60% of the Thousand Trails campground members possess the right to use the campgrounds in both networks. Approximately 11% of the Leisure Time members are also members of either the Thousand Trails or NACO systems. The largest percentage of campground members reside in California (approximately 32%). Large numbers of campground members also reside in Washington, Oregon, and Texas.

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

Depending upon member usage, the campgrounds are open year-round or on a seasonal basis. The campgrounds feature campsites with electrical, water, and in some cases, sewer connections for RVs, restroom and shower facilities, rental trailers or cabins, and other recreation amenities. At each campground, a manager and staff provide security, maintenance, and recreational programs that vary by location.

The Company derives other campground revenue from renting campsites to members for extended vacations and from renting trailers, cabins, and sports equipment to members. The Company also sells food and other items to members from convenience stores located at the campgrounds, provides members access to laundry facilities and game machines, and charges members a fee for storing RVs and providing food service.

EXISTING MEMBERSHIP. At June 30, 2000, the Company had 119,000 campground members. The majority of these members have been members for over 10 years. The Company's membership base has declined over the past five fiscal years. Although the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 3% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, such as the acquisition of Leisure Time.

MEMBERSHIP SALES. The Company's membership sales declined significantly in the early 1990's due to increasing marketing costs and other factors. Over the past five years, the Company has been rebuilding its sales and marketing organization with a view to stopping the decline in its membership base. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc. ("Fleetwood"), the largest manufacturer of RVs. Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company's campgrounds. Purchasers of new Fleetwood RVs accounted for approximately 10% of sales in each of the last three fiscal years. The Company entered into a similar marketing arrangement with a major RV financing company and a large RV dealer in Florida, and it plans to seek other similar alliances. The Company has also entered into reciprocal sales agreements with several other companies in an effort to increase sales.

The Company's current membership products offer the consumer a choice of membership options that depend principally on the number of campgrounds the purchaser is able to use. Membership sales prices range from $2,995 to $4,995. The Company currently requires a down payment of at least $495 (at least 25% of the sales price prior to January 1999) and will finance the balance for periods of up to 36 months. In addition to the sales price, the memberships require payment of annual dues, which averaged $349 on new sales in fiscal 2000. During fiscal 2000, 1999 and 1998, the Company sold approximately 3,700, 4,200 and 2,900 new memberships, respectively. The average sales price was $2,298 in fiscal 2000, $1,254 in fiscal 1999 and $1,164 in fiscal 1998.

During fiscal 2000, the Company introduced a new upgrade program that was marketed to the existing members of Leisure Time. In addition to the new membership sales discussed above, the Company sold 1,700 of these membership upgrades at an average sales price of $2,895. During fiscal 2001, the Company intends to market a similar membership upgrade to the existing members of Thousand Trails and NACO.

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

The average annual dues paid by the Company's campground members was $355 for fiscal 2000, $357 for fiscal 1999 and $351 for fiscal 1998. The decrease in average annual dues paid in fiscal 2000 resulted primarily from the acquisition of Leisure Time's members who paid average annual dues of $323, compared with an average of $360 for the Company's other members. The average annual dues paid by the Thousand Trails and NACO members continued to increase, from $355 in fiscal 1999 to $360 in fiscal 2000, due primarily to the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company's new members generally pay annual dues at a higher level than the older members retiring from the system.

The membership agreements generally permit the Company to increase annually the amount of each member's dues by either (i) the percentage increase in the consumer price index ("CPI") or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future.

MAINTENANCE AND IMPROVEMENTS. The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2000, the Company spent $4.9 million on major maintenance, repairs, and capital improvements at the campgrounds and anticipates that it will spend an additional $5.7 million on such items in fiscal 2001. The Company may be required to spend greater amounts on such items in future years as the facilities age.

RESORT PARKS INTERNATIONAL. Leisure Time members, NACO members and holders of dual-system memberships, which permit the member to use the campgrounds in both the Thousand Trails and NACO systems, may join a reciprocal program operated by Resort Parks International, Inc. ("RPI"), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 300 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 2000, there were approximately 71,000 RPI members, of which approximately 54,000 were members of campgrounds not affiliated with the Company.

CAMPGROUND MANAGEMENT. Thousand Trails Management Services, Inc. ("Trails Management"), a wholly owned subsidiary of the Company, manages 169 public campgrounds for the U.S. Forest Service containing a total of 3,850 campsites. Pursuant to its management contracts with the U.S. Forest Service, Trails Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the U.S. Forest Service. These management contracts typically have five-year terms.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campground, reciprocal use and campground management operations is set forth in Note 17 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 2000, 1999 and 1998, the Company sold certain of its real estate assets and received proceeds of $74,000, $2.2 million and $8.6 million, respectively. During this three-year period, the Company sold various properties at resorts not related to its campground operations. In addition, the Company sold several campgrounds, excess acreage and unused buildings and trailers. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale, any campgrounds that are closed if the Company downsizes and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

While there are outstanding borrowings under the Credit Agreement (as amended, the "Credit Agreement"), between the Company and Foothill Capital Corporation ("Foothill"), all proceeds from asset sales must be paid to Foothill and applied to reduce such borrowings.

CONTRACTS RECEIVABLE

Prior to fiscal 1993, the Company sold substantially all of its campground memberships on the installment basis, creating a portfolio of contracts receivable. From fiscal 1993 through fiscal 1999, this portfolio declined significantly as the Company collected the outstanding contracts receivable. In fiscal 2000, the Company's gross contracts receivable increased by $4.3 million due primarily to the acquisition of Leisure Time's portfolio of contracts receivable. In addition, during fiscal 2000 and 1999, the Company financed the sale of approximately 35% and 24%, respectively, of new campground memberships. The portfolio of contracts receivable may grow in the future if sales volume increases and new members elect to finance their purchase; otherwise, the portfolio of contracts receivable will decline as collections are made.

Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging generally from 5.5% to 19.5%, with the weighted average stated interest rate of 13% as of June 30, 2000. Monthly installment payments range generally from $20 to $267 over the term of the contracts receivable, which can be up to ten years. The terms of the newer contracts receivable, however, have averaged two years or less.

At June 30, 2000, 97% of the campground members had paid for their membership in full, and the remaining outstanding contracts receivable had an average remaining term of 35 months.

As of June 30, 2000, the Company owned contracts receivable with an aggregate principal balance of $7.7 million (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contracts Receivable" in
Item 7).

While there are outstanding borrowings under the Credit Agreement between the Company and Foothill, all collections on the contracts receivable, including principal, interest and fees, must be paid to Foothill and applied to reduce such borrowings.

SEASONALITY

The Company experiences its most significant demand for working capital between May and October of each year, which coincides with the highest level of operating expenses. During the summer, operating expenses increase significantly because the peak usage of the campgrounds requires seasonal workers and increased maintenance and operating expenses. In addition, the majority of the Company's sales and marketing efforts occur during the spring and summer. On the other hand, most dues collection activity for campground members occurs during the months of November through April, which is a period of relatively lower expenses.

GOVERNMENT REGULATION

To operate its campgrounds, the Company must comply with major zoning ordinances, master plans for shoreline use and state environmental policy statutes. The Company has complied in all material respects with the discretionary permits and approvals regulating its existing operations.

In addition, to construct improvements at its campgrounds, the Company has usually been required to obtain permits that are typically non-discretionary and routinely issued such as building and sanitary sewage permits. The Company has generally resolved problems concerning the issuance of such permits through design, operating or engineering solutions negotiated with local government officials.

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

In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground to close the campground unless the members at the campground receive access to a comparable campground. In these states, members from campgrounds that have been closed by the Company were reassigned to other campgrounds located in the same general area as the closed campgrounds. The impact of the rights of members under these laws is uncertain and could adversely affect the implementation of, and the benefits or recoveries that may be available from, additional downsizing of the Company's business.

The government authorities regulating the Company's activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities and revoke licenses and permits relating to business activities. The Company monitors its sales presentations and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints. The Company believes that it has conducted its sales programs and debt collection activities in substantial compliance with all applicable federal and state laws and regulations.

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

In a decision to which the Company was not a party, the Mississippi Supreme Court ruled that the Mississippi Timeshare Rules apply to the sale of campground memberships in Mississippi. The Company has discussed the ramifications of these rules with the Mississippi state agency responsible for the administration of these rules. The Company does not believe that the agency will require the Company to rescind any sales of campground memberships because of the decision; however, the agency has the power to do so. The Company has sold $15.9 million of campground memberships in Mississippi.

COMPETITION

Based on an internally conducted analysis, the Company estimates there are approximately 15,000 privately owned campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 119,000 are the Company's members. This information was derived from a review of publicly available directories of campgrounds, including those of the Company's competitors. During this analysis, the Company identified duplicative directory entries and compiled an estimate of the total number of campgrounds and members.

Several companies compete directly with the Company's campground operations. For example, Resorts USA, Inc., which does business as Outdoor World, sells memberships to its system of 14 campgrounds, Travel America, Inc. sells memberships to its system of 37 campgrounds and Western Horizons RV Resorts, Inc. sells memberships to its system of 18 campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company's direct competitors generally offer their members reciprocal use of other campgrounds through affiliations. Over the past several years, many of the Company's direct competitors have experienced financial difficulties, and several have filed for bankruptcy.

The vast majority of the campgrounds in the United States are operated for the public by Federal, state and local governments. Although these public campgrounds are used by most campers, in recent years, many of the public campgrounds have experienced overcrowding and increased user fees. The Company's campgrounds also compete indirectly with timeshare resorts and other types of recreational land developments that do not involve camping.

The Company's campground operations compete on the basis of location and the quality of facilities and services offered at the campgrounds. The Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and higher level of service than is typically available at public campgrounds or competing private campgrounds. (see "Marketing").

Trails Management competes directly with approximately five other companies in bidding for contracts to manage public campgrounds for the U.S. Forest Service. Trails Management currently has contracts to manage 169 of the approximately 3,000 campgrounds operated for the U.S. Forest Service by private companies.

Coast to Coast Resorts, RPI's primary competitor and the largest reciprocal use system, has approximately 350 affiliated campgrounds and more than 175,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members.

EMPLOYEES

As of June 30, 2000, the Company had 900 full-time employees, 125 part-time employees and 1,300 seasonal employees. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

ITEM 2. PROPERTIES

OFFICES. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 3711 Long Beach Blvd., Suite 110, Long Beach, California 90807.

CAMPGROUNDS. The Company currently operates 63 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 14. The amenities presently available at each campground are listed on the chart on page 15. The Company owns 62 of these campgrounds and leases the LaConner campground and portions of the Lake Tawakoni and Snowflower campgrounds. The Company has sold undivided interests to members at six of the campgrounds. Of the 63 campgrounds, 41 operate all year, 9 operate year-round but provide only limited services during the off-season, and 12 operate seasonally only. One campground is temporarily closed due to flood damage.

ENCUMBRANCES. The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement between the Company and Foothill. As of the date of this report, the Company had outstanding borrowings of $10.4 million under the Credit Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7). All of the Company's subsidiaries (other than an immaterial utility subsidiary) have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Credit Agreement, and subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

Some states, including California, Oregon and Washington, have nondisturbance statutes that place limitations on the ability of the owner of a campground to sell or close, or a lienholder to foreclose a lien on, a campground. In certain states, these statutes permit sale, closure or foreclosure if the holders of related memberships receive access to a comparable campground. The mortgages on the Company's campgrounds that were granted to secure the Company's obligations under the Credit Agreement contain similar nondisturbance provisions. As a consequence, although the Company may be able to sell or close some of its campgrounds as it has done in the past, a sale or a closure of significant numbers of campgrounds would likely be limited by state law or the membership contracts themselves, and a foreclosure of liens on significant numbers of campgrounds would likely be limited. The impact of the rights of members under these laws and nondisturbance provisions is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company or lienholder to realize recoveries from asset sales.

OTHER. The Company owns various parcels of undeveloped real estate (not related to its campground operations) that it intends to sell over time.

                              THOUSAND TRAILS, INC.
                               CAMPGROUND RESORTS

 [A MAP WITH PLOT POINTS DEPICTING THE LOCATION FOR EACH OF THE THOUSAND TRAILS,
                         INC. CAMPGROUNDS APPEARS HERE]

BRITISH COLUMBIA            CALIFORNIA                     TEXAS                      NORTH CAROLINA
-------------------         ---------------------          -------------------        -------------------
- Cultus Lake               - Lake of the Springs          - Medina Lake              - Forest Lake
                            - Morgan Hill                  - Lake Conroe
WASHINGTON                  - San Benito                   - Colorado River           NEW JERSEY
-------------------         - Soledad Canyon               - Lake Whitney             -------------------
- LaConner                  - Idyllwild                    - Lake Texoma              o Chestnut Lakes
- Mount Vernon              - Pio Pico                     - Lake Tawakoni
- Chehalis                  - Oakzanita Springs            o Bay Landing*             MISSISSIPPI
- Leavenworth               - Palm Springs                                            -------------------
o Birch Bay                 o Lake Minden                  MICHIGAN                   o Indian Point
o Little Diamond            o Russian River                -------------------
o Rainier                   o Snowflower                   - Saint Clair              SOUTH CAROLINA
o Long Beach                o Turtle Beach                                            -------------------
* Grandy Creek              o Yosemite Lakes               INDIANA                    o Carolina Landing*
* Thunderbird               o Windsor                      -------------------
* Cascade                   o Rancho Oso                   - Horseshoe Lakes          TENNESSEE
* Oceana                    o Wilderness Lakes             o Indian Lakes*            -------------------
* Crescent Bar                                                                        o Natchez Trace*
* Paradise                  NEVADA                         OHIO                       o Cherokee Landing*
* Warden Lake               ---------------------          -------------------
                            - Las Vegas                    - Wilmington
OREGON                                                     - Kenissee Lake
-------------------         ARIZONA
- Bend                      ---------------------          PENNSYLVANIA
- Pacific City              - Verde Valley                 -------------------
o South Jetty                                              - Hershey
* Seaside                   FLORIDA
* Neskowin Creek            ---------------------          VIRGINIA
* Whaler's Rest             - Orlando                      -------------------
                                                           - Lynchburg
                                                           - Chesapeake Bay
                                                           o Virginia Landing*

*Some members of these six campgrounds own a deeded, undivided interest in campsites at their campground.

  CAMPGROUND
FACILITIES AND                                                                                              Family
  AMENITIES                 Acreage            RV Sites           Tent Sites          Adult Lodge       Center/Pavilion
--------------              -------            --------           ----------          -----------       ---------------
Thousand Trails
Bend                           93                 300                 10                   1                   1
Chehalis                      306                 278                                      1                   1
Chesapeake Bay                280                 373                 19                   1                   1
Colorado River                217                 128                                      1                   1
Cultus Lake                    14                 185                 12                   1                   1
Forest Lake                   205                 294                 12                   1                   1
Hershey                       196                 310                                      1                   1
Horseshoe Lakes               202                 118                                                          1
Idyllwild                     181                 287                 38                   1                   1
Kenisee Lake                  159                  83                 10                                       1
LaConner                      106                 313                                      1                   1
Lake Conroe                   130                 285                                      1                   1
Lake Of The Springs           176                 541                 12                   1                   1
Lake Tawakoni                 300                 318                  1                   1                   1
Lake Texoma                   198                 319                  2                   1                   1
Lake Whitney                  253                 244                  3                   1                   1
Las Vegas                      11                 217                  2                                       1
Leavenworth                   279                 275                                      1                   1
Lynchburg                     150                 223                                      1                   1
Medina Lake                   260                 387                                      1                   1
Morgan Hill                    62                 317                 28                   1                   1
Mount Vernon                  185                 248                  3                   1                   1
Oakzanita Springs             118                 121                 30                   1                   1
Orlando                       269                 734                                      1                   1
Pacific City                  105                 305                  1                   1                   1
Palm Springs                   28                 392                                      1                   1
Pio Pico                      182                 453                 12                   1                   1
San Benito                    200                 517                 51                   1                   1
Soledad Canyon                230                 809                  9                   1                   1
Saint Clair                   110                 110                  8                   1                   1
Verde Valley                  300                 333                  6                                       2
Wilmington                    109                 125                                      1                   1

  CAMPGROUND
FACILITIES AND
  AMENITIES                   Pool            Tennis Court       Athletic Court      Vehicle Storage     Restrooms/Showers
--------------                ----            ------------       --------------      ---------------     -----------------
Thousand Trails
Bend                            2                   2                   1                   1                   6
Chehalis                        2                   2                   2                   1                   8
Chesapeake Bay                  2                   1                   1                   1                   4
Colorado River                  1                   1                   1                   1                   2
Cultus Lake                     1                   2                   2                   1                   4
Forest Lake                     2                   2                   1                   1                   3
Hershey                         1                   1                   1                   1                   3
Horseshoe Lakes                 1                   2                   1                   1                   2
Idyllwild                       1                                       3                   1                   6
Kenisee Lake                    1                                       1                   1                   2
LaConner                                                                1                   1                   6
Lake Conroe                     1                   2                   2                   1                   4
Lake Of The Springs             1                   1                   2                   1                  12
Lake Tawakoni                   2                                       1                   1                   5
Lake Texoma                     2                                       1                   1                   6
Lake Whitney                    2                   1                   1                   1                   5
Las Vegas                       1                                       2                   1                   3
Leavenworth                     2                   4                   2                   1                   8
Lynchburg                       1                   2                   6                   1                   5
Medina Lake                     1                                       1                   1                   4
Morgan Hill                     1                   1                   1                   1                   7
Mount Vernon                    1                                       1                   1                   6
Oakzanita Springs               1                                       1                   1                   2
Orlando                         2                   2                                       1                   7
Pacific City                    1                                       2                   1                   5
Palm Springs                    1                                       1                   1                   4
Pio Pico                        2                                       5                   3                   8
San Benito                      2                                       1                   1                   7
Soledad Canyon                  2                   2                   3                   1                  14
Saint Clair                     1                                                           1                   3
Verde Valley                    1                                       1                   2                   3
Wilmington                      1                   1                   2                   1                   2

  CAMPGROUND                Trailers
FACILITIES AND             (Seasonal            Children's
  AMENITIES               Availability)         Play Area         Trading Post       Miniature Golf            Spa
--------------            -------------         -----------       ------------       --------------            ---
Thousand Trails
Bend                           17                   2                   1                   1
Chehalis                        9                   1                   1                   1                   1
Chesapeake Bay                 25                   3                   1                   1                   1
Colorado River                 10                   2                   1                   1                   1
Cultus Lake                     4                   2                   1
Forest Lake                     3                   2                   1                   1                   2
Hershey                        35                   1                                       1                   1
Horseshoe Lakes                10                  10                                       1
Idyllwild                      28                   3                   1                   1
Kenisee Lake                    6                   2                                       1                   1
LaConner                       13                   3                   1                   1                   1
Lake Conroe                    32                   2                   1                   1                   1
Lake Of The Springs            36                   3                   1                   1
Lake Tawakoni                  21                   2                   1                   1                   2
Lake Texoma                     6                   2                   1                   1                   2
Lake Whitney                   16                   2                   1                   1                   1
Las Vegas                      11                   1                   1                                       1
Leavenworth                     4                   2                   1                   1
Lynchburg                       5                   2                   1                   1                   1
Medina Lake                    34                   3                   1                   1                   1
Morgan Hill                    23                   3                   1                   1
Mount Vernon                    6                   2                   1                   1                   1
Oakzanita Springs              11                   3                   1                   1                   1
Orlando                        30                   2                   1                   1                   1
Pacific City                   18                   2                   1                   1
Palm Springs                   19                                       1                                       1
Pio Pico                       22                   3                   1                   1                   2
San Benito                     24                   4                   1                   1                   2
Soledad Canyon                 53                   7                   1                   1                   1
Saint Clair                    14                   2                   1                   1
Verde Valley                   16                   3                   1                                       1
Wilmington                     13                   2                   1                                       1

  CAMPGROUND
FACILITIES AND                 Boat
  AMENITIES               Launch/Marina      Laundry Facility    Cabins/Lodging
--------------            -------------      ----------------    --------------
Thousand Trails
Bend                                                1                   7
Chehalis                                            1                   4
Chesapeake Bay                  1                   1                  18
Colorado River                  1                   1
Cultus Lake                                         1
Forest Lake                                         1                  18
Hershey                                             1
Horseshoe Lakes                                     1
Idyllwild                                           3                   4
Kenisee Lake                                        1
LaConner                        1                   1                  17
Lake Conroe                     1                   2
Lake Of The Springs             1                   1                   3
Lake Tawakoni                   1                   1
Lake Texoma                     1                   1                  18
Lake Whitney                                        1
Las Vegas                                           3
Leavenworth                                         2                   8
Lynchburg                                           1
Medina Lake                     1                   1
Morgan Hill                                         1
Mount Vernon                                        1
Oakzanita Springs                                   1
Orlando                         1                   4
Pacific City                                        1                   4
Palm Springs                                        3
Pio Pico                                            2
San Benito                                          1
Soledad Canyon                                      1
Saint Clair                     1                   2
Verde Valley                                        1
Wilmington                                          1

  CAMPGROUND
FACILITIES AND                                                                                              Family
  AMENITIES                 Acreage            RV Sites           Tent Sites          Adult Lodge       Center/Pavilion
--------------              -------            --------           ----------          -----------       ---------------
NACO
Bay Landing                   305                 257                                                          1
Birch Bay                      30                 215                   8                   1                  1
Carolina Landing              119                 193                                                          1
Cherokee Landing               55                 341                                                          1
Chestnut Lake                  31                 179                                       1                  1
Indian Lakes                  545                1202                  50                   2                  1
Indian Point                   11                 157                                                          1
Lake Minden                    97                 162                 161                                      1
Little Diamond                200                 541                 100                   1                  4
Long Beach                     17                 120                  20                                      1
Natchez Trace                 623                 561                                                          1
Rainier                       107                 609                 300                                      1
Rancho Oso                    310                 118                  50                   1                  1
Russian River                  42                 125                  30                                      1
Snowflower                    720                 248                  10
South Jetty                    60                 162                  10                   1                  1
Turtle Beach                   39                  72                 120
Virginia Landing              339                 210                                                          1
Wilderness Lakes               74                 523                   5                   1                  1
Windsor                        17                  95                  25                                      1
Yosemite Lakes                387                 379                 131                                      1

LEISURE TIME
Cascade                        20                 164                  24                                      1
Crescent Bar                   24                 110                  15                                      1
Grandy Creek                   65                 130                  76                                      1
Neskowin Creek                 35                 100                  25                                      1
Oceana                         28                 114                                                          2
Paradise                       60                 308                 149                                      2
Seaside                        90                 252                                                          2
Thunderbird                    35                  98                  27                                      1
Warden Lake                    20                  35                  30                                      1
Whaler's Rest                  23                 152                   4                                      2

  CAMPGROUND
FACILITIES AND
  AMENITIES                   Pool            Tennis Court       Athletic Court      Vehicle Storage     Restrooms/Showers
--------------                ----            ------------       --------------      ---------------     -----------------
NACO
Bay Landing                     1                                       1                   1                   2
Birch Bay                       1                                                           1                   3
Carolina Landing                2                   2                   1                   1                   4
Cherokee Landing                1                   1                   1                   1                   3
Chestnut Lake                   1                                                           1                   1
Indian Lakes                    2                   2                   2                   1                   5
Indian Point                    2                                                           1                   2
Lake Minden                                                             1                   1                   3
Little Diamond                  1                                       1                   1                   5
Long Beach                      1                                                           1                   2
Natchez Trace                   2                   1                                       1                   5
Rainier                         1                                       1                   1                  10
Rancho Oso                      1                   1                                       1                   3
Russian River                                                                                                   4
Snowflower                      1                                                           1                  11
South Jetty                     1                                                           1                   5
Turtle Beach                                                                                1                   2
Virginia Landing                1                                                           1                   3
Wilderness Lakes                2                   1                   1                   1                   8
Windsor                         1                                                           1                   1
Yosemite Lakes                                                          1                   1                   8

LEISURE TIME
Cascade                         3                   1                   2                                       2
Crescent Bar                    1                   1                   1                                       1
Grandy Creek                    2                                       2                                       1
Neskowin Creek                  1                   1                   1                                       2
Oceana                                                                                                          3
Paradise                        3                   1                   1                                       2
Seaside                         1                   1                  11                                       4
Thunderbird                     3                                                                               2
Warden Lake                                                                                                     1
Whaler's Rest                   1                   1                   1                                       3

  CAMPGROUND                Trailers
FACILITIES AND             (Seasonal            Children's
  AMENITIES               Availability)         Play Area         Trading Post       Miniature Golf            Spa
--------------            -------------         ----------        ------------       --------------            ---
NACO
Bay Landing                                         1                   1                   1
Birch Bay                      11                   1                   1
Carolina Landing                                    1                   1                   1
Cherokee Landing                                    1                   1                   1
Chestnut Lake                  15                   1                   1                   1
Indian Lakes                                        3                   1                   1
Indian Point                    3                   1                   1                   1
Lake Minden                    13                   1                   1
Little Diamond                  4                   3                   1                                       2
Long Beach                      6                   2                   1                                       1
Natchez Trace                                       4                   1                   1
Rainier                         9                   2                   1                                       1
Rancho Oso                     23                   1                   1                                       1
Russian River                  10
Snowflower                     14                                       1
South Jetty                    15                   1                   1                                       2
Turtle Beach                                        1                   1
Virginia Landing                                    2                   1                   1
Wilderness Lakes               34                   2                   1                   1                   3
Windsor                         7                   1
Yosemite Lakes                 16                   1                   1                   1

LEISURE TIME
Cascade                        14                   1                   1                   1                   1
Crescent Bar                    9                   1                                                           1
Grandy Creek                    5                   1                   1                                       1
Neskowin Creek                  9                   1
Oceana                         14                   1                                                           1
Paradise                       32                   1                   1                   1                   1
Seaside                        32                   1
Thunderbird                     4                   1                   1                   1                   1
Warden Lake                                         1                   1
Whaler's Rest                  16                   1                   1                                       1

  CAMPGROUND
FACILITIES AND                 Boat
  AMENITIES               Launch/Marina      Laundry Facility    Cabins/Lodging
--------------            -------------      ----------------    --------------
NACO
Bay Landing                     1                   1                  19
Birch Bay                                           1
Carolina Landing                                    1                  18
Cherokee Landing                                    1                  30
Chestnut Lake                                       1
Indian Lakes                    1                   3                  54
Indian Point                    1                   1                  16
Lake Minden                                         1
Little Diamond                  1                   1                   1
Long Beach                                          1
Natchez Trace                   1                   1                  58
Rainier                                             1
Rancho Oso                                          2
Russian River                                       1
Snowflower                                          1                   4
South Jetty                                         1
Turtle Beach                    1                   1
Virginia Landing                1                   1                  19
Wilderness Lakes                                    4
Windsor                                             1
Yosemite Lakes                                      2                  32

LEISURE TIME
Cascade
Crescent Bar                    1                   1
Grandy Creek
Neskowin Creek                                      1
Oceana
Paradise
Seaside                                             1
Thunderbird                     1
Warden Lake
Waler's Rest                                        1

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND TRADING. The Company's common stock (the "Common Stock") has been publicly traded on the American Stock Exchange under the symbol TRV since December 4, 1998. Prior thereto, the Common Stock was publicly traded in the over-the-counter market under the symbol TRLS from November 20, 1996 through December 4, 1998, and under the symbol USTQ from 1992 through November 20, 1996. Historically, the Common Stock has not traded every day and the trading volume has often been small, such that the Common Stock may not be deemed to be traded in an established public trading market. The following table sets forth, for the fiscal periods indicated, the high and low bid quotations as quoted through the NASD OTC Bulletin Board System through December 3, 1998, and the high and low sales prices as reported on the American Stock Exchange thereafter. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

[A CHART WITH PLOT POINTS DEPICTING THE HIGH AND LOW BID QUOTATIONS FOR EACH OF
            THE FOUR FISCAL QUARTERS OF 2000 AND 1999 APPEARS HERE]

                                 2000                   1999
                            --------------       ------------------

                            High      Low          High       Low
                            -----    -----       -------    -------
First Quarter               4 7/8    4 1/4         5 1/8      3 5/8
Second Quarter                  5    4 3/8       5 13/16      3 5/8
Third Quarter               5 1/8    4 5/8         5 1/4    4 13/16
Fourth Quarter              4 7/8    4 3/8         4 7/8      4 1/4

As of September 26, 2000, the Company's Common Stock was held by 67 holders of record. Moreover, security position listings available to the Company listed approximately 503 beneficial holders of Common Stock.

ABSENCE OF DIVIDENDS. Since inception, the Company has not paid any dividends. The Credit Agreement prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill, until the Credit Agreement is terminated.

TRANSFER RESTRICTIONS. The Company's Common Stock is subject to transfer restrictions designed to avoid an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These transfer restrictions are designed to help assure that the Company's substantial net operating loss carryforwards ("NOLs"), which are estimated to total $20.9 million at June 30, 2000, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

Such restrictions are set forth in Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the Board of Directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of
Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

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

The transfer restrictions (i) may have the effect of impeding the attempt of a person or entity to acquire a significant or controlling interest in the Company, (ii) may render it more difficult to effect a merger or similar transaction even if such transaction is favored by a majority of the stockholders and (iii) may serve to make a change in management more difficult. The purpose of the transfer restrictions is to preserve tax benefits, however, not to insulate the Company or management from change. The Company believes the tax benefits of the transfer restrictions outweigh any anti-takeover effect they may have.

The application of these transfer restrictions to any particular stockholder will depend on the stockholder's ownership of Common Stock, determined after applying numerous attribution rules prescribed by the Code and related regulations, and will also depend on the history of trading of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

          (Dollars in thousands, except per share amounts and statistical data)

                                                            For the year ended June 30,
                                             -----------------------------------------------------------
                                              2000(1)      1999        1998        1997         1996(2)
                                             ---------   ---------   ---------   ---------    ----------
                                                                                              (Restated)
STATEMENT OF OPERATIONS DATA
    Total revenue                            $  70,771   $  67,925   $  75,509   $  77,181    $  91,022
    Membership dues                             37,495      36,455      37,330      39,945       39,924
    Other campground revenue                    19,239      17,856      16,475      17,906       22,288
    Membership contracts originated             13,912       5,480       3,867       3,362        2,630
    Membership sales revenue                     5,564       3,959       3,227       2,894        1,655
    Interest income                              1,509       2,068       2,635       3,726        6,756
    Interest expense and amortization            1,427       2,957       4,599       9,084       17,693
    Income (loss) from operations before
      taxes, minority interest and
      extraordinary item                         5,458       7,915      15,716       7,169         (240)
    Extraordinary gain on debt repurchases          --          --          --          --        1,390
    Net income                                   9,249       5,571      24,879       6,799        1,109
    Dividends paid (3)                              --          --          --          --           --
    Dividends per common share (3)                  --          --          --          --           --
    Income per share data - basic (4):
      Income before extraordinary item            1.16         .73        3.36         .94         (.08)
      Extraordinary item                            --          --          --          --          .38
      Net income                                  1.16         .73        3.36         .94          .30
      Weighted average number of shares          7,981       7,630       7,407       7,223        3,703
    Income per share data - diluted (4):
      Income before extraordinary item            1.08         .66        2.96         .88         (.08)
      Extraordinary item                            --          --          --          --          .38
      Net income                                  1.08         .66        2.96         .88          .30
      Weighted average shares                    8,594       8,475       8,398       7,704        3,721

BALANCE SHEET DATA (AT END OF YEAR):
    Cash and cash equivalents                    2,420       2,197      13,631       1,343       37,403
    Receivables, net                             5,775       2,184       4,181       7,517       13,219
    Campground properties                       48,272      36,941      37,991      42,764       46,309
    Properties at unrelated resorts                 70          75       1,092       1,530        2,902
      Total assets                              74,515      56,804      74,262      63,302      111,631
    PIK Notes, including deferred gain(4)           --          --      32,973      29,393           --
    Borrowings under Credit Agreement(4)         9,614      10,887          --      14,097           --
    Secured Notes, net of discount(4)               --          --          --          --       94,350
    Other notes payable                            334          --          --         604        1,102
    Long-term debt(5)                            7,043       8,787      32,973      38,230       66,922
      Shareholders' equity (deficit)            18,109       9,648       2,754     (22,168)     (31,952)

STATISTICAL DATA (AT END OF YEAR):
    Number of operating campgrounds                 63          53          53          55           58
    Number of campsites                         19,000      17,700      17,700      18,400       19,300
    Number of members                          119,000     106,000     111,000     120,000      128,000
    Average annual dues per member           $     355   $     357   $     351   $     344    $     335
    Average cost per camper night            $   18.72   $   17.62   $   18.23   $   18.13    $   18.03

(1) The historical Selected Financial Data for fiscal 2000 includes the operating results of Leisure Time from December 16, 1999, the date of acquisition.

(Footnotes continued)

(2) The historical Selected Financial Data for fiscal 1996 has been restated because for fiscal 1997 the Company changed its accounting method to recognize revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold.

(3) During the periods presented, the Company has been prohibited from paying any cash dividends by the indentures governing its public debt and by the Credit Agreement with Foothill.

(4) In July 1996, the Company consummated a restructuring of its 12% Secured Notes Due 1998 ("Secured Notes") whereby all of the outstanding notes were retired. As part of this restructuring, the Company issued its 12% Senior Subordinated Pay-In-Kind Notes Due 2003 ("PIK Notes") and 3,680,550 additional shares of Common Stock, and it entered into the Credit Agreement with Foothill.

(5) Long-term debt includes only the long-term portions of the PIK Notes, Credit Agreement with Foothill and Secured Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after June 30, 2000. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company's ability to control costs, campground market conditions and other factors affecting the Company's sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company's efforts to downsize its business, the Company's success in collecting its contracts receivable and selling assets, the Company's success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company's operations described in this report.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT BUSINESS STRATEGY. The Company's current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts and the acquisition of members through the purchase of other membership campground operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company has also acquired members through the purchase of Leisure Time, and it believes it may be possible to acquire additional members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

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

ACQUISITION OF LEISURE TIME. On December 16, 1999, the Company acquired all of the outstanding capital stock of Albertsen Investment Corporation ("AIC"), which was the holding company owning Leisure Time. Leisure Time owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of AIC was $7.7 million in cash after adjustments based on the balance sheet of Leisure Time as of the closing date. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled $2.3 million. The Company borrowed the funds for the stock purchase and debt repayment under its Credit Agreement with Foothill.

At the date of acquisition, the principal assets of Leisure Time consisted of its 10 membership-based campgrounds and related improvements and personal property, approximately 16,000 members and approximately $2.7 million of contracts receivable. The assets and liabilities of Leisure Time are included in the Company's consolidated balance sheets as of June 30, 2000, and the operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The Company believes the acquisition of Leisure Time will be accretive to earnings beginning in fiscal 2001, as it reduces expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time's members and campgrounds are similar to the Company's, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company's membership base is declining.

CASH. On June 30, 2000, the Company had approximately $2.4 million of cash and cash equivalents, an increase of $200,000 during fiscal 2000. During the year, the Company's operating activities produced $14.1 million of cash, its investing activities used $9.0 million of cash and its financing activities used $4.9 million of cash. The Company's investing activities consisted of the purchase of the stock of AIC for $7.7 million in cash and $1.3 million in capital expenditures at the campgrounds. The Company's financing activities consisted primarily of a $1.3 million reduction in outstanding debt under the Credit Agreement with Foothill, repayments of $2.8 million of real estate debt on Leisure Time's campgrounds and other Leisure Time debt and the purchase of 189,900 shares of the Company's common stock for a total of $852,000.

With respect to the Company's operating activities, for fiscal 2000, the principal sources of operating cash were $64.7 million from operations, $4.9 million in principal and interest collections on contracts receivable and invested cash, $10.7 million from sales of campground memberships and $834,000 from the termination of a grantor trust established to reimburse directors and officers for any indemnifiable damages and expenses they might incur. Principal uses of operating cash for fiscal 2000 were $41.4 million in operating expenses, $11.6 million in administrative expenses (including general and administrative expenses and corporate member services costs), $10.7 million in membership origination costs and marketing expenses and $2.1 million in insurance premiums.

As of the date of this report, the Company had $10.4 million of outstanding borrowings under its Credit Agreement with Foothill, and it had the ability to borrow an additional $3.9 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales and borrowings available under the Credit Agreement will be adequate for the Company's operating and other cash requirements. While any borrowings are outstanding under the Credit Agreement, all cash held by the

Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

CONTRACTS RECEIVABLE. As of June 30, 2000, the Company on a consolidated basis owned $7.7 million of contracts receivable related to the sale of campground memberships (see "Contracts Receivable" in Item 1). Because of low interest rates available in the marketplace during fiscal 2000, 1999 and 1998, some members chose to prepay their accounts, and the Company received principal payments of $673,000, $723,000 and $1.1 million, respectively, in excess of scheduled payments. The Company may continue to experience such prepayments in the future, although at a decreasing rate if the contracts receivable portfolio declines.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts was 25% of gross contracts receivable at June 30, 2000, compared with 30% and 31% of gross contracts receivable at June 30, 1999 and 1998, respectively. The cancellation rate as a percentage of average contracts receivable was 5% for fiscal 2000, compared with 8% for fiscal 1999 and 1998. In fiscal 2000, the Company experienced lower contract losses than anticipated on contracts receivable generated from membership sales at Thousand Trails and NACO campgrounds and, as a result, the Company reduced the allowance for doubtful accounts relating to these contracts by $435,000. However, because of uncertainty surrounding the collection of Leisure Time's contracts receivable, the Company increased Leisure Time's allowance for doubtful accounts by $184,000 at June 30, 2000. In fiscal 1999 and 1998, the Company reduced the allowance for doubtful accounts by $886,000 and $1.0 million, respectively, because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. In fiscal 1998 and 1999, the Company's historic cancellation rates remained stable at approximately 8% (consistent with the prior two fiscal years). The cancellation rate improved to 5% in fiscal 2000. The Company reduced the allowance for doubtful accounts in each of these years after applying the cancellation rate at year-end to the maturities of the then-outstanding portfolio and taking into account the uncertainties associated with its business. During these years, the contracts receivable portfolio also declined faster than projected primarily because collections each year exceeded estimates. As a result, using the same methodology and considering the same factors deemed relevant to the analysis, the Company reduced the allowance to approximately 31% of the portfolio in fiscal 1998, 30% in fiscal 1999, and 25% in fiscal 2000.

The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company's actual collection experience.

Other Allowances

In connection with the purchase of NACO and Trails, the Company recorded an allowance for interest discount to increase to 14.75% the weighted average yield on the contracts receivable then owned by NACO and Trails. The allowance for interest discount was amortized using the effective interest method over the respective terms of the contracts, and was fully amortized in fiscal 2000. Additionally, in connection with the purchase of NACO and Trails, the Company recorded an allowance for future collection costs, which was amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio, and was fully amortized in fiscal 2000. The Company also purchased contracts receivable from certain third parties and recorded a valuation allowance to record the contracts receivable at the purchase price. This valuation allowance was amortized as an increase to interest income over the respective term of the contracts, and was fully amortized in fiscal 2000.

Change in Receivables

The net balance of contracts receivable increased by approximately $3.6 million during fiscal 2000, primarily as a result of the acquisition of Leisure Time. Leisure Time's contracts receivable represent approximately $2.7 million of the Company's portfolio as of June 30, 2000. The remaining increase in contracts receivable resulted from an increase in financed sales, a $251,000 reduction in the allowance for doubtful accounts and scheduled amortization of the allowances for interest discount, collection costs and valuation discount, partially offset by $4.9 million in cash collections.

CAMPGROUND PROPERTIES. The Company's campground properties consist of land, buildings and other equipment used in administration and operations as well as land held for sale. Campground properties increased by $11.3 million in fiscal 2000 due primarily to the acquisition of Leisure Time's campgrounds and $1.3 million of capital expenditures, partially offset by $2.6 million of depreciation on property and equipment.

The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2000, the Company spent $4.9 million on major maintenance, repairs and improvements at the campgrounds. The Company anticipates that it will spend an additional $5.7 million on such items in fiscal 2001, which will be funded by existing cash and cash provided by operations. The Company may be required to spend greater amounts in future years as the facilities age.

During the periods presented, the Company also owned lot inventory, buildings and equipment and land held for sale at certain resorts not related to the campground operations. Over the past several years, the Company has sold substantially all of the assets it owns at these resorts.

At June 30, 2000, the Company had a $1.9 million liability for obligations created by reports that it filed with the Department of Housing and Urban Development ("HUD") at one resort not related to the campground operations, which remain substantially incomplete. A person who purchased a lot when a HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with the Company and could seek damages from the Company or rescission of the lot purchase. Approximately 60 persons purchased lots from the Company when HUD reports in effect described improvements that the Company has not yet constructed. An insignificant number of persons have asserted claims against the Company for the failure to make these improvements.

OTHER ASSETS. Other current assets increased by $57,000 during fiscal 2000. The increase was due primarily to the addition of $200,000 in dues receivable from Leisure Time members, $100,000 in other accounts receivable and $37,000 in inventory, partially offset by a $261,000 decrease in income tax receivable.

Other assets decreased by $2.1 million in fiscal 2000 due primarily to the termination of a grantor trust agreement established to reimburse directors and officers for any indemnifiable damages they might incur, and the release of prior year workers' compensation deposits that were applied to current year premiums.

BORROWINGS. At June 30, 2000, $2.9 million of the borrowings outstanding under the Credit Agreement are considered current for accounting purposes because the Company is required to use all collections of principal and interest on the contracts receivable and all proceeds from asset sales to reduce such borrowings.

Credit Agreement with Foothill

On June 30, 2000, the Company had $9.6 million of borrowings outstanding under the Credit Agreement with Foothill, and it had the ability to borrow an additional $4.7 million for working capital purposes. Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus
 .25% per annum and borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999). All borrowings under the Credit Agreement will mature on January 17, 2003.

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

The Company's ability to borrow under the Credit Agreement for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

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

PIK Note Redemption

In December 1998, the Company redeemed all $34.8 million principal amount of its 12% Senior Subordinated Pay-in-Kind Notes Due 2003 ("PIK Notes") outstanding and paid $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the Credit Agreement with Foothill.

DEFERRED REVENUES AND EXPENSES. Deferred revenues of $34.1 million and $24.7 million at June 30, 2000 and 1999, respectively, include $15.5 million and $14.4 million, respectively, of membership dues collections which relate to future periods, $16.8 million and $8.5 million, respectively, of campground membership sales revenues to be recognized in future periods and other deferred revenues related primarily to RPI's operations and Trails Management. Deferred membership selling expenses of $5.2 million and $2.1 million at June 30, 2000 and 1999, respectively, represent incremental direct selling costs to be recognized in future periods.

GENERAL LIABILITY INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance program covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. In fiscal 1998, the Company reduced this liability by $858,000 because the estimated losses were less than the recorded liability. This adjustment is included in nonrecurring income. At June 30, 2000 and 1999, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $650,000 and $1.1 million, respectively.

PROPERTY INSURANCE. In fiscal 1998, the Company received proceeds of $1.1 million from insurance settlements for flood and fire damage at certain campgrounds, and recognized a gain of $588,000, which was recorded as nonrecurring income.

EMPLOYEE HEALTH INSURANCE. The Company provides medical and dental benefits for its employees under employee benefit plans (collectively, the "Plans") that are funded primarily through employer and employee contributions. The Company has purchased stop loss insurance that protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated uninsured claims of $817,000 and $907,000 at June 30, 2000 and 1999, respectively. This liability is based on actuarial estimates of amounts needed to fund expected uninsured claims, as well as premium payments and administrative cost of the Plans.

WORKERS' COMPENSATION INSURANCE. Commencing July 1, 1998, the Company obtained insurance covering workers' compensation claims with no self-insured deductible. Prior to this date, the Company's insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. In fiscal 1998, the Company received refunds totaling $1.3 million for deposits expensed in previous years, which were recorded as nonrecurring income. In fiscal 2000, the Company increased its workers compensation reserves by $538,000 because the Company estimates that it will be required to pay additional amounts in future periods to cover claims not covered by the premiums originally paid by the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Similar Financial Instruments for Hedging Activities," which will become effective for the Company in fiscal 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position, when adopted, because the Company does not currently use derivative instruments.

MARKET RISK. Item 305 of Regulation S-K requires disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company does not have significant exposure to changing interest rates on invested cash because the Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. The interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months. In addition, the Company had no invested cash at June 30, 2000 and 1999.

The Company had $7.7 million of contracts receivable at June 30, 2000, which have a weighted average stated interest rate of 13% and an average remaining term of 35 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rate on the contracts receivable are fixed.

As of June 30, 2000, the Company had $9.6 million of outstanding borrowings under the Credit Agreement with Foothill, and it had the ability to borrow an additional $4.7 million for working capital purposes (see "Borrowings - Credit Agreement with Foothill"). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company's interest expense on these borrowings.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into U.S. Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company's operations.

INTEREST RATE SENSITIVITY. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's earnings or cash flow. At the level of borrowings in place at June 30, 2000, a hypothetical ten percent change in market interest rates over the next year would increase the Company's interest expense by approximately $100,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company's contracts receivable, its borrowings under the Credit Agreement with Foothill or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 2000, 1999 and 1998. The financial information set forth below should be read in conjunction with the Company's consolidated financial statements included in Item 8.

NET INCOME. The Company reported net income of $9.2 million or $1.08 per diluted share on revenues of $70.8 million for the year ended June 30, 2000. This compares with net income of $5.6 million or $.66 per diluted share on revenues of $67.9 million for the year ended June 30, 1999, and net income of $24.9 million or $2.96 per diluted share on revenues of $75.5 million for the year ended June 30, 1998.

The Company's revenues increased by $2.8 million in fiscal 2000, compared with fiscal 1999, due primarily to increased dues revenue from the acquisition of Leisure Time's members and increased membership sales revenue. Revenues increased in fiscal 2000 even though gains from asset sales were lower this year by $1.1 million, and interest income was lower this year by $559,000 due primarily to lower levels of invested cash and reductions in the contracts receivable portfolio. Due to reductions in debt levels, the Company's interest costs were also lower by $1.5 million in fiscal 2000. However, the unfavorable impact from the net deferral of sales revenues and expenses was $6.8 million higher this year reflecting an increase in the level of sales activity, and campground operating expenses were $3.3 million higher this year due to the acquisition of Leisure Time's campgrounds. Net income for fiscal 2000 also includes an income tax benefit of $5.8 million, partially offset by a $1.4 million tax provision, resulting from the elimination of the valuation allowance for the Company's net deferred tax assets.

The results for fiscal 1998 includes an income tax benefit of $9.2 million, gains on asset sales of $5.3 million and nonrecurring income of $2.8 million. The income tax benefit in fiscal 1998 resulted from a $10.0 million reduction in the valuation allowance for the Company's net deferred tax assets.

The table on the following page shows separately the results of the campground operations, Trails Management's operations and RPI's operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 2000, 1999 and 1998.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                          SUMMARY OF OPERATING RESULTS
                             (Dollars in thousands)

                                                          Year ended June 30,
                                                   ---------------------------------
                                                     2000        1999        1998
                                                   ---------   ---------   ---------
CAMPGROUND OPERATIONS
    Membership dues                                $ 37,495    $ 36,455    $ 37,330
    Campground revenues                              16,731      15,585      14,634
    Cost of campground revenues                      (8,095)     (7,401)     (6,317)
    Operating expenses                              (32,158)    (29,998)    (30,686)
                                                   --------    --------    --------
Contribution from campground operations              13,973      14,641      14,961
                                                   --------    --------    --------

SALES
    Membership contracts originated                  13,912       5,480       3,867
    Change in deferred revenue                       (8,348)     (1,521)       (640)
                                                   --------    --------    --------
    Membership sales revenue                          5,564       3,959       3,227
    Membership origination costs                     (7,614)     (4,152)     (2,880)
    Change in deferred origination costs              3,112         440         234
    Marketing expenses                               (4,026)     (2,046)     (1,700)
                                                   --------    --------    --------
Loss on sales                                        (2,964)     (1,799)     (1,119)
                                                   --------    --------    --------

TRAILS MANAGEMENT
    Revenues                                          2,508       2,271       1,321
    Expenses                                         (2,545)     (2,135)     (1,509)
                                                   --------    --------    --------
(Loss) Contribution from Trails Management              (37)        136        (188)
                                                   --------    --------    --------

RESORT PARKS INTERNATIONAL
    Revenues                                          3,706       3,576       4,035
    Expenses                                         (1,844)     (1,963)     (2,132)
                                                   --------    --------    --------
Contribution from RPI                                 1,862       1,613       1,903
                                                   --------    --------    --------

    Other income                                      2,880       2,739       3,084
    Corporate member services                        (1,333)     (1,253)     (1,472)
    General and administrative expense               (9,634)     (9,431)     (9,731)
    Other                                               374         227       1,185
                                                   --------    --------    --------
                                                     (7,713)     (7,718)     (6,934)

INCOME BEFORE INTEREST INCOME AND EXPENSE,
    GAIN ON ASSET SALES AND TAXES                     5,121       6,873       8,623
                                                   --------    --------    --------

    Interest income                                   1,509       2,008       2,635
    Interest expense                                 (1,427)     (2,957)     (4,599)
    Gain on asset sales                                   4       1,105       5,287
    Reduction in allowance for doubtful accounts        251         886       1,000
    Nonrecurring income                                  --          --       2,770
                                                   --------    --------    --------

INCOME BEFORE TAXES                                $  5,458    $  7,915    $ 15,716
                                                   ========    ========    ========

OPERATING INCOME. During the year ended June 30, 2000, the Company achieved a positive contribution from operations of $5.1 million, compared with $6.9 million and $8.6 million in the years ended June 30, 1999 and 1998, respectively. Operating income declined in fiscal 2000 primarily because of declines in the contributions from campground operations and Trails Management and a higher loss from sales operations. For this purpose, the contribution from operations is defined as income before interest income and expense, gain on asset sales, reduction in the allowance for doubtful accounts, nonrecurring income and expenses and taxes. See the table on the previous page for the elements of the contribution from operations and the Company's income before taxes for the historical periods presented.

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

Campground membership dues revenue was $37.5 million for the year ended June 30, 2000, compared with $36.5 and $37.3 million for the years ended June 30, 1999 and 1998, respectively. The $1.0 million (3%) increase in dues revenue in fiscal 2000 was due primarily to the addition of $1.9 million in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $16.7 million for the year ended June 30, 2000, compared with $15.6 million and $14.6 million for the years ended June 30, 1999 and 1998, respectively. The $1.1 million (7%) increase in other campground revenues in fiscal 2000 resulted primarily from $300,000 of campground revenue from Leisure Time's campgrounds, an increase in revenue from the extended stay program at certain campgrounds and a greater emphasis on ancillary revenue at all campgrounds. The related expenses were $8.1 million, $7.4 million and $6.3 million for fiscal 2000, 1999 and 1998, respectively. The increase in related expenses in the current year was due primarily to $140,000 in expenses related to Leisure Time's campgrounds and a $427,000 increase in labor costs, of which $380,000 related to the extended stay program.

Campground operating expenses were $32.2 million for the year ended June 30, 2000, compared with $30.0 million for the year ended June 30, 1999, and $30.7 million for the year ended June 30, 1998. The $2.2 million (7%) increase in campground operating expenses in fiscal 2000 resulted primarily from additional operating expenses of $1.7 million relating to Leisure Time's campgrounds and a $330,000 increase in maintenance expenses.

The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the anticipated changes should result in lower future operation expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

For the year ended June 30, 2000, the Company originated membership contracts of $13.9 million, compared with $5.5 million and $3.9 million in the years ended June 30, 1999 and 1998, respectively. In fiscal 2000, the Company originated fewer new membership contracts at higher average sales prices, compared with the prior years, and also originated contracts totaling $5.0 million from an upgrade program at Leisure Time's campgrounds involving its existing members. During fiscal 2000, the Company originated approximately 3,700 new membership contacts at an average sales price of $2,298, and approximately 1,700 contracts in the Leisure Time upgrade program at an average sales price of $2,895. This compares with approximately 4,200 new membership contracts at an average sales price of $1,254 in fiscal 1999, and approximately 2,900 new membership contracts at an average sales price of $1,164 in fiscal 1998.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate, net of any related allowances, on a straight-line basis over the expected life of the memberships sold. For the years ended June 30, 2000, 1999 and 1998, the Company recognized campground membership sales revenue of $5.6 million, $4.0 million and $3.2 million, respectively. Membership sales revenue includes revenues of $3.9 million, $3.1 million and $2.5 million, respectively, that were deferred in prior periods. Moreover, for fiscal 2000, 1999 and 1998, the Company deferred revenues of $12.3 million, $4.6 million and $3.1 million, respectively, which will be recognized in future periods. In the current year, the Company recognized $619,000 in sales revenue related to Leisure Time.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 2000, 1999 and 1998, the Company recognized selling expenses of $4.5 million, $3.7 million and $2.6 million, respectively. These amounts include expenses of $998,000, $730,000 and $560,000, respectively, that were deferred in prior periods. Moreover, for fiscal 2000, 1999 and 1998, the Company deferred expenses of $4.1 million, $1.2 million and $794,000, respectively, which will be recognized in future periods. In fiscal 2000, the Company recognized selling and marketing expenses of $865,000 related to Leisure Time.

Although the Company's sales results are improving, selling and marketing expenses exceeded sale revenues by $3.0 million, $1.8 million and $1.1 million, for the years ended June 30, 2000, 1999 and 1998, respectively. These expenses exceeded sales revenue primarily because the Company deferred more sales revenue than selling expenses. In addition, in fiscal 1999 and 1998, these expenses exceeded sales revenue, in part, because the relatively low volume of sales did not cover fixed costs.

The Company's selling and marketing efforts require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sale revenues. This disparity will increase as the Company grows campground membership sales.

The Company's selling and marketing efforts during the past three fiscal years have not produced the level of sales needed to stop the continuing decline in the Company's membership base. If the Company is not able to increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations similar to the acquisition of Leisure Time, the membership base will continue to decline, which will decrease the Company's revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company's business and results of operations.

CAMPGROUND MANAGEMENT. Trails Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the U.S. Forest Service. For the year ended June 30, 2000, these operations produced a net loss of $37,000 on revenues of $2.5 million. This compares with a net contribution of $136,000 on revenues of $2.3 million for the year ended June 30, 1999 and a net loss of $188,000 on revenues of $1.3 million for the year ended June 30, 1998. The increase in revenues from year to year was due primarily to new contracts entered into in these years, which increased the number of campgrounds managed. However, expenses also increased from year to year, principally labor and utilities, which caused the loss in fiscal 2000.

RESORT PARKS INTERNATIONAL. RPI, a wholly owned subsidiary of the Company, charges its members a fee for a membership that entitles them to use any of the recreational facilities participating in RPI's reciprocal use system, subject to certain limitations. For the year ended June 30, 2000, RPI's operations produced a net contribution of $1.9 million on revenues of $3.7 million. This compares with a net contribution of $1.6 million on revenues of $3.6 million for the year ended June 30, 1999, and a net contribution of $1.9 million on revenues of $4.0 million for the year ended June 30, 1998. While RPI's revenues increased slightly in fiscal 2000, compared with fiscal 1999, the increase in the net contribution this year resulted primarily from lower operating expenses, which were attributable to lower communication costs and a decrease in the cost of operating supplies, partially offset by an increase in labor costs. The decline in the net contribution between fiscal 1999 and 1998 was due primarily to a decrease in revenues, while operating expenses remained fairly constant. RPI's revenues declined as a result of declining sales in the membership camping industry generally. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

OTHER INCOME. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company's member magazine, fees charged to members for making more than five operator-assisted reservations in a given year, lot sales and fees received from third parties for billing and collection services. Fees for billing and collection services are expected to decline in future periods by approximately $360,000 per year because a primary customer has terminated its contract with the Company.

Other income was $2.9 million for the year ended June 30, 2000, compared with $2.7 million for the year ended June 30, 1999, and $3.1 million for the year ended June 30, 1998. The increase in other income during fiscal 2000 was due primarily to an increase in transfer fees and servicing fees, partially offset by a decrease in the collection of written-off contracts and delinquent dues. Leisure Time contributed $86,000 in other income during the current year. Other income decreased in fiscal 1999 as a direct result of lower fees and other income received from the declining contracts receivable portfolio and shrinking membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $9.6 million for the year ended June 30, 2000, compared with $9.4 million for the year ended June 30, 1999, and $9.7 million for the year ended June 30, 1998. General and administrative expenses increased in fiscal 2000 due primarily to increases in labor costs, rental expense, credit card processing fees and approximately $77,000 in expenses related to the acquisition of Leisure Time that could not be capitalized as part of the cost of acquisition. These increases were partially offset by decreases in third-party legal fees, professional expenses and depreciation, as certain of the Company's corporate assets have been fully depreciated. General and administrative expenses directly related to Leisure Time were $268,000 in fiscal 2000. General and administrative costs increased between fiscal 1999 and 1998 as a result of costs incurred to explore new business opportunities.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.2 million, $2.1 million and $2.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. These collection costs were reduced by $98,000, $136,000 and $229,000, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable (see "Liquidity and Capital Resources - Contracts Receivable"). Collection costs related to Leisure Time's contracts receivable were $139,000 in fiscal 2000. The Company anticipates that its overall collection costs will continue to decrease as the contracts receivable portfolio declines further; however, such costs could increase if the volume of financed new sale increases.

CORPORATE MEMBER SERVICES. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company's member magazine. These costs were $1.3 million for the years ended June 30, 2000, and 1999, compared with $1.5 million for the year ended June 30, 1998. The decrease in costs in fiscal 1999 was due primarily to reductions in personnel.

INTEREST INCOME AND EXPENSE. Interest income declined to $1.5 million for the year ended June 30, 2000, from $2.1 million for the year ended June 30, 1999 and $2.6 million for the year ended June 30, 1998. The decreases in fiscal 2000 and 1999 were due primarily to decreases in interest earned on the Company's diminishing portfolio of contracts receivable and invested cash. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $229,000 was amortized during fiscal 2000, $181,000 was amortized during fiscal 1999 and $293,000 was amortized during fiscal 1998 (see "Liquidity and Capital Resources
- Contracts Receivable"). The interest discount and valuation allowances were fully amortized at June 30, 2000. As the Company's portfolio of contracts receivable increased with the acquisition of Leisure Time, in the short term, the interest earned on the Company's portfolio of contracts receivable will increase compared with historical levels. However, in the long term, the interest earned on the Company's portfolio of contracts receivable is expected to decrease as the portfolio declines.

Interest expense decreased to $1.4 million for the year ended June 30, 2000, from $3.0 million for the year ended June 30, 1999 and $4.6 million for the year ended June 30, 1998. The decreases were due primarily to the redemption of the PIK Notes in December 1998. For the years ended June 30, 1999 and 1998, the Company recorded $1.9 million and $3.8 million, respectively, in interest expense related to the PIK Notes. These decreases were partially offset by increases in interest expense incurred under the Credit Agreement as a result of borrowings used to finance the acquisition of Leisure Time in fiscal 2000 and borrowings used to partially fund the redemption of the PIK Notes in fiscal 1999.

Interest expense for the year ended June 30, 1999, includes amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $150,000, including $138,000 in deferred gain which had not been amortized when the PIK Notes were redeemed. Interest expense for the year ended June 30, 1998 includes $30,000 in amortization of the deferred gain.

The Company reduced its outstanding debt by $1.3 million during fiscal 2000, and by $23.8 million (including accrued interest on the PIK Notes) during fiscal 1999. At June 30, 2000, the Company's borrowings under the Credit Agreement were $9.6 million. Interest expense will continue to decline in the future if the Company is able to continue to reduce borrowings under the Credit Agreement. However, the Company's ability to reduce such borrowings will be limited if new members elect to finance their memberships, and borrowings would likely increase if the Company acquires new members through the purchase of other membership campground operations, similar to the acquisition of Leisure Time.

GAINS ON ASSET SALES. During the years ended June 30, 2000, 1999 and 1998, the Company sold certain of its real estate assets and recognized related gains of $4,000, $1.1 million and $5.3 million, respectively. The decreases between years were due to the timing of asset sales. During this three-year period, the Company sold various properties at resorts not related to the campground operations. In addition, the Company sold several campgrounds, excess acreage and unused buildings and trailers. Over the next several years, the Company intends to dispose of the remaining land that it holds for sale, any campgrounds that are closed if the Company downsizes and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

REDUCTION IN THE ALLOWANCE FOR DOUBTFUL ACCOUNTS. In fiscal 2000, 1999 and 1998, the Company reduced the allowance for doubtful accounts on the contracts receivable by $251,000, $886,000 and $1.0 million, respectively. The adjustments were made because the Company experienced lower contract losses than anticipated in these years (see "Liquidity and Capital Resources - Contracts Receivable").

NONRECURRING INCOME. Nonrecurring income was $2.8 million for the year ended June 30, 1998, which consisted of $858,000 from a reduction in certain insurance reserves, $1.3 million from the refund of insurance deposits made in prior years and a $588,000 gain on insurance settlements for flood and fire damage at certain campgrounds.

In fiscal 1998, the Company retained an actuarial firm to analyze its general liability insurance reserves. On the basis of such analysis, the Company determined that its recorded liabilities for anticipated losses under its uninsured deductible were excessive by $858,000 and reduced the reserves.

Prior to fiscal 1997, the Company's insurance carrier required the Company to make deposits to cover, in part, the additional premium that the insurance carrier estimated would be due in the future after it conducted an experience audit of the Company's workers' compensation program. The Company expended these deposits principally because, in the past, the results of these experience audits had required it to pay an additional premium in excess of the deposits. In addition, the Company's insurance carrier experienced financial difficulties, which called into question the Company's ability to recover prior years' deposits even if owed. In fiscal 1998, the Company received refunds of $1.3 million from its insurance carrier after the carrier determined that it had excess amounts on deposit. These refunds were recorded as nonrecurring income.

In fiscal 1998, the Company received an insurance settlement for flood and fire damage at certain campgrounds, which amount was $588,000 in excess of the Company's basis in the damaged assets and the cost of repair. This was recorded as nonrecurring income.

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statements and income tax bases of assets and liabilities and to tax net operating loss carryforwards ("NOLs"), to the extent that realization of such benefits is more likely than not.

The Company's current provision for income taxes was $621,000, $40,000 and $837,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The provision for fiscal 2000 includes amounts for federal alternative minimum taxes as well as state income taxes in the various states where the Company conducts its business. The provision for fiscal 1999 relates primarily to state income taxes, and the provision for fiscal 1998 includes amounts for federal alternative minimum taxes, as well as amounts for state income taxes. With the exception of the alternative minimum tax amounts, the Company does not have federal income taxes payable on a consolidated basis due to its NOLs, which are estimated to total $20.9 million at June 30, 2000, and expire in years 2010 to 2014. Prior to net operating loss deductions, the Company had taxable income of $7.0 million in fiscal 2000, a loss of $2.1 million for tax purposes in fiscal 1999 and taxable income of $22.8 million in fiscal 1998.

The tax provision for the year ended June 30, 2000 also includes a $5.8 million deferred income tax benefit resulting from the reversal of the valuation allowance for the Company's net deferred tax assets (see Note 10 to the consolidated financial statements included in Item 8) and a net deferred tax provision of $1.4 million. The tax provision for the year ended June 30, 1999 also includes a net deferred tax provision of $2.3 million, which consists of $2.7 million in deferred income tax expense and a $401,000 deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets. The tax provision for the year ended June 30, 1998 also includes a $10.0 million deferred income tax benefit resulting from a reduction in the valuation allowance for the Company's net deferred tax assets. The adjustments to the valuation allowance will have no effect on current or future income tax payments, but will result in higher future tax provisions in the periods the related deferred tax assets are realized. The Company reduced the valuation allowance in fiscal 1998 and 1999, and eliminated the valuation allowance in fiscal 2000, because it expects to generate sufficient taxable income during the carryforward period to realize the net deferred tax assets. No increases in current levels of income are required to do so. Although the Company has experienced a declining membership base, it does not expect the net effect of such a decline to prevent the realization of the net deferred tax assets over such period.

INFLATION. During the past three fiscal years, the Company's results have not been affected materially by inflation. However, should the rate of inflation increase in the future, the Company's expenses are likely to increase at a greater rate than it can increase the annual dues paid by the campground members because the Company cannot increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability (see "Campground Operations - Dues").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments containing market risk. Management believes that the market risk associated with the Company's financial instruments as of June 30, 2000 is not significant.

The information required by Item 305 of S-K is contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Market Risk" and "Interest Rate Sensitivity."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Consolidated Financial Statements Index

Report of Independent Public Accountants......................................39

Consolidated Balance Sheets - June 30, 2000 and 1999..........................40

Consolidated Statements of Operations for the years ended
     June 30, 2000, 1999 and 1998.............................................41

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998.......................................42

Consolidated Statements of Cash Flows for the years ended
     June 30, 2000, 1999 and 1998.............................................43

Notes to Consolidated Financial Statements....................................45

Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts.......................71

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Thousand Trails, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Thousand Trails, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thousand Trails, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

Dallas, Texas
September 6, 2000

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         June 30,
                                                                                   --------------------
                                       ASSETS                                        2000        1999
                                                                                   --------    --------
CURRENT ASSETS
    Cash and cash equivalents                                                      $  2,420    $  2,197
    Current portion of receivables, net of allowances and discount of $.9
      million and $.7 million, respectively                                           1,668       1,402
    Current portion of deferred membership selling expenses                           1,387         693
    Current portion of net deferred tax assets                                        3,780       2,061
    Other current assets                                                              2,105       2,048
                                                                                   --------    --------
      Total Current Assets                                                           11,360       8,401
    Restricted cash                                                                   1,320       1,240
    Receivables, net of allowances and discount of $1.0 million and $.5 million,
      respectively                                                                    4,107         782
    Campground land                                                                  22,981      13,200
    Buildings and equipment, net of accumulated depreciation of $20.1 million
      and $17.5 million, respectively                                                22,396      20,829
    Land held for sale                                                                2,965       2,987
    Deferred membership selling expenses                                              3,790       1,372
    Net deferred tax assets                                                           5,362       5,635
    Other assets                                                                        234       2,358
                                                                                   --------    --------
TOTAL ASSETS                                                                       $ 74,515    $ 56,804
                                                                                   ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $  1,904    $  1,666
    Accrued interest                                                                    103         110
    Other accrued liabilities                                                         7,498       6,148
    Current portion of long-term debt                                                 2,905       2,100
    Accrued construction cost                                                         1,888       1,888
    Current portion of deferred revenue                                              21,977      19,098
                                                                                   --------    --------
      Total Current Liabilities                                                      36,275      31,010
    Long-term debt                                                                    7,043       8,787
    Deferred revenue                                                                 12,106       5,627
    Other liabilities                                                                   982       1,732
                                                                                   --------    --------
      Total Liabilities                                                              56,406      47,156
                                                                                   --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
    Common stock, $.01 par value, 15,000,000 shares authorized, 7,980,592 and
      8,096,128 shares issued and outstanding, respectively, after deducting
      190,736 and 3,200 shares held in Treasury, respectively                            80          81
    Additional paid-in capital                                                       21,080      21,869
    Accumulated deficit subsequent to December 31, 1991, date of emergence from
      bankruptcy                                                                     (2,914)    (12,163)
    Accumulated other comprehensive loss                                               (137)       (139)
                                                                                   --------    --------
      Total Shareholders' Equity                                                     18,109       9,648
                                                                                   --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 74,515    $ 56,804
                                                                                   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

\

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)

                                                   For the years ended June 30,
                                                 --------------------------------
                                                   2000        1999        1998
                                                 --------    --------    --------
REVENUES
Membership contracts originated                  $ 13,912    $  5,480    $  3,867
Change in deferred revenue                         (8,348)     (1,521)       (640)
                                                 --------    --------    --------
     Membership sales revenue                       5,564       3,959       3,227
Membership dues                                    37,495      36,455      37,330
Other campground revenue                           19,239      17,856      15,955
RPI membership fees                                 3,706       3,576       4,035
Interest income                                     1,509       2,068       2,635
Gain on asset sales                                     4       1,105       5,287
Nonrecurring income                                    --          --       2,770
Other income                                        3,254       2,906       4,270
                                                 --------    --------    --------
   Total Revenues                                  70,771      67,925      75,509
                                                 --------    --------    --------

EXPENSES
Campground operating expenses                      42,798      39,534      38,512
Membership origination costs                        7,614       4,152       2,880
Change in deferred origination costs               (3,112)       (440)       (234)
Marketing expenses                                  4,026       2,046       1,700
RPI membership expenses                             1,844       1,963       2,132
Corporate member services                           1,333       1,253       1,472
Interest expense and amortization                   1,427       2,957       4,599
General and administrative expenses                 9,634       9,431       9,732
Reduction in allowance for doubtful accounts         (251)       (886)     (1,000)
                                                 --------    --------    --------
   Total Expenses                                  65,313      60,010      59,793
                                                 --------    --------    --------

INCOME BEFORE INCOME TAXES                          5,458       7,915      15,716
INCOME TAXES --
   Income tax provision - current                    (621)        (40)       (837)
   Income tax benefit (provision) - deferred        4,412      (2,304)     10,000
                                                 --------    --------    --------

NET INCOME                                       $  9,249    $  5,571    $ 24,879
                                                 ========    ========    ========

NET INCOME PER SHARE -- BASIC                    $   1.16    $    .73    $   3.36
                                                 ========    ========    ========

NET INCOME PER SHARE -- DILUTED                  $   1.08    $    .66    $   2.96
                                                 ========    ========    ========

SHARES USED TO CALCULATE NET INCOME PER SHARE:
   Basic                                            7,981       7,630       7,407
                                                 ========    ========    ========
   Diluted                                          8,594       8,475       8,398
                                                 ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                      Common Stock                                   Accumulated
                             -------------------------   Additional                     Other
                              Number of                    Paid-In    Accumulated   Comprehensive
                               Shares        Amount        Capital      Deficit          Loss         Total
                             -----------   -----------   -----------  ------------  -------------  -----------

Balance, June 30, 1997        7,383,276    $       74    $   20,502    $  (42,613)   $     (131)   $  (22,168)

Issuance of common shares        53,807            --            49            --            --            49

Other Comprehensive Loss             --            --            --            --            (6)           (6)

Net income                           --            --            --        24,879            --        24,879
                                                                                                   ----------

Comprehensive Income                 --            --            --            --            --        24,873
                             ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 1998        7,437,083            74        20,551       (17,734)         (137)        2,754

Issuance of common shares       662,245             7         1,332            --            --         1,339

Purchase of treasury stock       (3,200)           --           (14)           --            --           (14)

Other Comprehensive Loss             --            --            --            --            (2)           (2)

Net income                           --            --            --         5,571            --         5,571
                                                                                                   ----------

Comprehensive Income                 --            --            --            --            --         5,569
                             ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 1999        8,096,128            81        21,869       (12,163)         (139)        9,648

Issuance of common shares        74,364             1            61            --            --            62

Purchase of treasury stock     (189,900)           (2)         (850)           --            --          (852)

Other Comprehensive Income           --            --            --            --             2             2

Net income                           --            --            --         9,249            --         9,249
                                                                                                   ----------

Comprehensive Income                 --            --            --            --            --         9,251
                             ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2000        7,980,592    $       80    $   21,080    $   (2,914)   $     (137)   $   18,109
                             ==========    ==========    ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                       For the years ended June 30,
                                                                     --------------------------------
                                                                       2000        1999        1998
                                                                     --------    --------    --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Collections of principal on receivables                          $  3,562    $  4,167    $  5,760
    Interest received                                                   1,387       1,909       2,371
    Interest paid                                                      (1,427)     (2,988)       (822)
    General and administrative and corporate member services costs    (11,640)    (10,233)    (10,123)
    Cash collected from operations, including deferred revenue         65,502      61,590      62,353
    Cash from sales of memberships                                     10,747       4,424       3,703
    Expenditures for property operations                              (41,387)    (38,269)    (37,908)
    Expenditures for sales and marketing                              (10,661)     (6,151)     (4,742)
    Expenditures for insurance premiums                                (2,083)     (2,038)       (772)
    Payment of income taxes                                              (212)       (507)       (700)
    Other, net                                                            265         (69)        236
                                                                     --------    --------    --------
    Net cash provided by operating activities                          14,053      11,835      19,356
                                                                     --------    --------    --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital and HUD-related expenditures                               (1,322)     (2,935)     (2,085)
    Acquisition of Leisure Time                                        (7,727)         --          --
    Proceeds from asset sales                                              74       2,246       8,550
    Proceeds from insurance settlements                                    --          --       1,119
                                                                     --------    --------    --------
    Net cash (used in) provided by investing activities                (8,975)       (689)      7,584
                                                                     --------    --------    --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under Credit Agreement                 (1,273)     10,887     (14,097)
    Redemption of PIK Notes                                                --     (34,792)         --
    Repayment of notes and mortgages                                   (2,792)         --        (604)
    Purchase of treasury stock                                           (852)        (14)         --
    Issuance of common stock                                               62       1,339          49
                                                                     --------    --------    --------
    Net cash used in financing activities                              (4,855)    (22,580)    (14,652)
                                                                     --------    --------    --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        223     (11,434)     12,288

    CASH AND CASH EQUIVALENTS
    Beginning of period                                                 2,197      13,631       1,343
                                                                     --------    --------    --------
    End of period                                                    $  2,420    $  2,197    $ 13,631
                                                                     ========    ========    ========


                                 -- continued --

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)

                                                                  For the years ended June 30,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
    Net Income                                                  $  9,249    $  5,571    $ 24,879
                                                                --------    --------    --------

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES --
    Depreciation                                                   2,662       2,604       2,538
    Bad debt provision                                               904         187          86
    Amortization of interest yield, collection costs and
       valuation allowance                                          (229)       (316)       (523)
    Amortization of PIK Note deferred gain                            --        (150)        (30)
    Change in deferred sales revenue                               8,348       1,522         640
    Change in deferred membership origination costs               (3,112)       (441)       (234)
    Gain on asset sales                                               (3)     (1,105)     (5,287)
    Reduction of bad debt allowances, net                           (251)       (886)     (1,000)
    Reduction of insurance reserves                                   --          --        (858)
    Gain on insurance settlements                                     --          --        (588)
    Reduction of deferred tax valuation allowance                 (5,807)         --     (10,000)
    Deferred income tax provision                                  1,394       2,304          --
    Decrease (increase) in restricted cash                           265         (69)        236
    Decrease (increase) in receivables                            (1,283)      2,929       4,773
    Decrease in other assets                                       2,182         139       2,843
    Increase (decrease) in other liabilities                        (267)       (462)      1,300
    Other, net                                                         1           8         581
                                                                --------    --------    --------
    Total adjustments                                              4,804       6,264      (5,523)
                                                                --------    --------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 14,053    $ 11,835    $ 19,356
                                                                ========    ========    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 1 -- NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") own and operate 63 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the U.S. Forest Service. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries ("NACO"), Resort Parks International, Inc. ("RPI"), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. ("Trails Management") and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. ("Leisure Time"). See Note 3 - Business Combination.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company sells campground memberships pursuant to membership contracts that give purchasers the right to use one or more of the Company's campgrounds, but do not convey a deeded interest in the campgrounds. Until 1990, the Company also sold campground memberships that gave purchasers an undivided fractional interest in one of six campgrounds. A membership requires the payment of an upfront membership fee and permits the member's family to use one or more of the Company's campgrounds for an initial period, subject to renewal each year upon payment of annual dues. Previously, the Company sold residential lots at certain resorts not related to the campground operations.

The Company has offered financing on campground memberships for a period of up to 36 months with a down payment of at least 25% of the sales price. Beginning in January 1999, the minimum down payment was changed to $495, regardless of sales price. The Company has also offered financing on the sale of lots for periods up to five years with a down payment of at least 10% of the sales price. However, during the periods presented, the majority of the Company's campground memberships were not financed for more than two years, and all sales of lots were on cash terms.

Sales revenue from the sale of lots and campground memberships that convey a deeded interest in real estate is recognized upon execution of a sales contract and receipt of a down payment of at least 10% of the sales price. Sales revenue from the sale of campground memberships that do not convey a deeded interest in real estate, net of any related allowances, is recognized on a straight-line basis over the expected life of the memberships sold. In addition, costs directly related to the sale of such campground memberships are deferred and recognized as selling expenses on a straight-line basis over the expected life of the memberships sold.

The annual dues paid by the campground members are used to fund the Company's operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. The membership contracts generally permit the Company to increase annually the amount of each member's dues by either (i) the percentage increase in the consumer price index ("CPI") or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future. Annual dues are recognized as revenue ratably over 12 months as services are provided, and are recorded net of an allowance to provide for uncollectible amounts. Dues paid in advance are deferred as unearned revenue.

Cash and Cash Equivalents

The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash generally consists of deposits to collateralize performance bonds and letters of credit in the ordinary course of business.

Receivables

Before the Company acquired certain subsidiaries in 1991, the Company purchased contracts receivable from them and recorded the contracts receivables at the selling company's carrying value. In connection with the Company's acquisition of these subsidiaries, the Company recorded the contracts receivable then owned by the subsidiaries at their fair value, which was net of an allowance for interest discount to increase the weighted average yield on the contracts to 14.75%, the current market yield at the time of acquisition. The allowance for interest discount was amortized using the effective interest method over the respective terms of the contracts, and was fully amortized at June 30, 2000. In addition, the Company recorded an allowance for future collection costs associated with the collection of the contracts receivable portfolio. This allowance was amortized as a reduction of general and administrative expense based on cash collected on the related portfolio, and was fully amortized at June 30, 2000. The Company also recorded a valuation allowance in connection with purchases of contracts receivable from third parties, to record the contracts receivable at the purchase price. The valuation allowance was amortized over the respective terms of the contracts as an increase to interest income, and was fully amortized at June 30, 2000. In connection with the acquisition of Leisure Time, the Company recorded the contracts receivable owned by Leisure Time at their face value, less an allowance for doubtful accounts.

Interest income is recognized on purchased contracts receivable based upon the effective yield at which they were purchased and on other contracts receivable at their stated rates based on the outstanding principal balances.

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

Campground Land and Undeveloped Land

Campground land and undeveloped land held for sale is recorded at the lower of cost or estimated net realizable value. While the Company sold campground memberships that conveyed an undivided interest in the campground property, the related campground property was charged to cost of sales based on the total number of membership available for sale at the campground.

Buildings, Equipment and Depreciation

Buildings and equipment are recorded at cost. The costs of betterments and improvements which extend the useful life of the asset are capitalized whereas the costs of maintenance and repairs which do not extend the useful life of the assets are expensed in the period incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

Income Taxes

The Company recognized certain revenues and expenses in periods which differ for tax and financial reporting purposes.

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the years ended June 30, 2000, 1999 and 1998.

Use of Estimates

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 3 -- BUSINESS COMBINATION

On December 16, 1999, the Company acquired all of the outstanding capital stock of Albertsen Investment Corporation, Inc. ("AIC"). AIC was the holding company owning Leisure Time, which owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 16,000 members. In February 2000, AIC was merged into Leisure Time, and Leisure Time is the sole surviving entity. Leisure Time will continue to operate a separate system of campgrounds from the Company's other membership-based campground systems.

The purchase price for the stock of Leisure Time was $7.7 million in cash after post-closing adjustments based on the balance sheet of Leisure Time as of the closing date. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time's campgrounds, which totaled $2.3 million.

The acquisition of Leisure Time was accounted for as a purchase transaction; accordingly, operating results for AIC and Leisure Time are reported from the date of acquisition. No goodwill was recorded on the acquisition because the purchase price did not exceed the estimated values of the identifiable assets received less liabilities assumed. The allocation of the purchase price of Leisure Time is based on preliminary estimates of fair value, and may be revised at a later date.

Set forth below are unaudited pro forma combined results of operations for the Company based on the assumption that the acquisition of Leisure Time was completed on July 1, 1998 (in thousands, except per share data):

                                                               For the year ended June 30,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------   ------------
                                                                (Unaudited)    (Unaudited)
         Revenues                                              $     73,687   $     75,099
         Net income                                                   6,741          4,159
         Diluted income per common share                       $        .79   $        .49

NOTE 4 -- COMPREHENSIVE INCOME

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

Currently, the Company's only item of other comprehensive income is its foreign currency translation adjustment. The Company translates the balance sheet of its Canadian subsidiary into

U.S. dollars at exchange rates in effect at the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time. There is no tax effect on items of other comprehensive income.

The following table provides statements of comprehensive income for the years ended June 30, 2000 and 1999 (dollars in thousands):

                                             For the year ended June 30,
                                             ---------------------------
                                                 2000           1999
                                             ------------   ------------
           Net Income                        $      9,249   $      5,571

            Other Comprehensive Income:
              Foreign Currency Translation
                Adjustment                              2             (2)
                                             ------------   ------------

           Comprehensive Income              $      9,251   $      5,569
                                             ============   ============

NOTE 5 -- NET INCOME PER SHARE

SFAS No. 128 requires the Company to report basic and diluted net income per share. The table below sets forth the information necessary to compute basic and diluted net income per share for the years ended June 30, 2000, 1999 and 1998, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

                                                    For the year ended June 30,
                                               ------------------------------------
                                                  2000         1999         1998
                                               ----------   ----------   ----------
        Net Income                             $    9,249   $    5,571   $   24,879
                                               ==========   ==========   ==========

         Weighted Average Number of Shares -
           Basic                                    7,981        7,630        7,407

        Dilutive Options                              613          824          975
        Dilutive Warrants                              --           21           16
                                               ----------   ----------   ----------

         Weighted Average Number of Shares -
           Diluted                                  8,594        8,475        8,398
                                               ==========   ==========   ==========

        Net Income Per Share - Basic           $     1.16   $      .73   $     3.36
                                               ==========   ==========   ==========

        Net Income Per Share - Diluted         $     1.08   $      .66   $     2.96
                                               ==========   ==========   ==========

Since inception, the Company has not paid any dividends. The credit agreement ("Credit Agreement") between the Company and Foothill Capital Corporation ("Foothill") prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 6 -- RECEIVABLES

CONTRACTS RECEIVABLE

The components of contracts receivable as of June 30, 2000 and 1999, are summarized as follows (dollars in thousands):

                                                    June 30,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
      Contracts receivable
          Memberships/undivided interest   $      7,656    $      3,337
          Lots                                       25              80
                                           ------------    ------------
                                                  7,681           3,417
      Allowance for doubtful accounts            (1,928)         (1,027)
      Allowance for interest discount                --             (98)
      Allowance for collection costs                 --             (98)
      Valuation allowance                            --             (33)
                                           ------------    ------------
                                                  5,753           2,161
      Interest receivable                            22              23
                                           ------------    ------------
                                           $      5,775    $      2,184
                                           ============    ============


Contracts Receivable

Contracts receivable bear interest at rates ranging generally from 5.5% to 19.5%, with a weighted average stated rate of 13% at June 30, 2000 and 1999. The obligor's weighted average equity in the contracts receivable at June 30, 2000 and 1999, was 57% and 80%, respectively. As of June 30, 2000, 97% of the campground members and purchasers of lots had paid for their membership or lot in full.

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

Allowance for Doubtful Accounts

In fiscal years 2000, 1999 and 1998, the Company reduced the allowance for doubtful accounts on the contracts receivable by $251,000, $886,000 and $1.0 million, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

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

Allowance for Interest Discount

Amortization of the allowance for interest discount totaled $98,000, $136,000 and $221,000 for the years ended June 30, 2000, 1999 and 1998, respectively, which increased interest income. This allowance was fully amortized at June 30, 2000.

Allowance for Collection Costs

Amortization of the allowance for collection costs totaled $98,000, $136,000 and $230,000 for the years ended June 30, 2000, 1999 and 1998, respectively, which decreased general and administrative expense. This allowance was fully amortized at June 30, 2000.

Valuation Allowance

Amortization of the valuation allowance totaled $33,000, $45,000 and $72,000 for the years ended June 30, 2000, 1999 and 1998, respectively, which increased interest income. This allowance was fully amortized at June 30, 2000.

At June 30, 2000, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

                   Memberships and
                  Undivided Interests           Lots                  Total
                 --------------------   --------------------   --------------------
2001             $              2,553   $                 16   $              2,569
2002                            2,020                      6                  2,026
2003                            1,427                      1                  1,428
2004                              761                      1                    762
2005                              454                      1                    455
Thereafter                        463                     --                    463
                 --------------------   --------------------   --------------------
    Total        $              7,678   $                 25   $              7,703
                 ====================   ====================   ====================

The Company operates 63 campgrounds located in 17 states and British Columbia, Canada. The largest percentage of campground members (approximately 32%) reside in California and, as of June 30, 2000, contracts receivable from members who purchased memberships in California totaled approximately $1.6 million. A large percentage of members also reside in Washington and Oregon and, as of June 30, 2000, contracts receivable from members who purchased memberships in Washington and Oregon totaled $2.9 million and $1.2 million, respectively.

NOTE 7 -- CAMPGROUND PROPERTIES

Campground properties consisted of the following as of June 30, 2000 and 1999 (dollars in thousands):

                                                                    June 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Land held for sale                                        $      2,895    $      2,917
Campground land at campgrounds where right-to-use
  memberships are sold                                          20,888          11,129
Campground land at campgrounds where undivided interest
  were sold                                                      2,093           2,071
Property and equipment                                          42,361          38,171
Construction in progress                                           146             149
Accumulated depreciation                                       (20,111)        (17,496)
                                                          ------------    ------------
                                                          $     48,272    $     36,941
                                                          ============    ============

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

The campground properties are encumbered by certain borrowings as described in
Note 9.

As of June 30, 2000 and 1999, the Company owned the following property at resorts not related to the campground operations (dollars in thousands):


                                    June 30,
                           ---------------------------
                               2000           1999
                           ------------   ------------
Land held for sale         $         70   $         70
Property and equipment               --              7
Accumulated depreciation             --             (2)
                           ------------   ------------
                           $         70   $         75
                           ============   ============

NOTE 8 -- DEFERRED REVENUE AND DEFERRED SELLING EXPENSES

Deferred revenue was comprised of the following as of June 30, 2000 and 1999 (dollars in thousands):

                                                 June 30,
                                       ---------------------------
                                           2000           1999
                                       ------------   ------------
         Deferred revenue -
         Campground membership sales   $     16,812   $      8,464
         Campground membership dues          15,466         14,574
         Other                                1,805          1,687
                                       ------------   ------------
                                       $     34,083   $     24,725
                                       ============   ============

Components of the change in deferred membership selling expenses and deferred membership sales revenue are as follows (dollars in thousands):

                                                         For the years ended June 30,
                                                 --------------------------------------------
                                                     2000            1999            1998
                                                 ------------    ------------    ------------
     Deferred membership selling expenses,
       beginning of year                         $      2,065    $      1,625    $      1,391
       Deferred                                         4,110           1,170             794
       Recognized                                        (998)           (730)           (560)
                                                 ------------    ------------    ------------
       Increase in deferral                             3,112             440             234
                                                 ------------    ------------    ------------
     Deferred membership selling expenses, end
       of year                                   $      5,177    $      2,065    $      1,625
                                                 ============    ============    ============

     Deferred membership sales revenue,
       beginning of year                         $      8,464    $      6,943    $      6,303
       Membership contracts originated                 13,912           5,480           3,867
       Less provision for doubtful accounts              (709)             --              --
                                                 ------------    ------------    ------------
       Membership contracts originated, net            13,203           5,480           3,867
       Membership revenue recognized                   (4,855)         (3,959)         (3,227)
                                                 ------------    ------------    ------------
       Increase in deferral                             8,348           1,521             640
     Deferred membership sales revenue,
       end of year                               $     16,812    $      8,464    $      6,943
                                                 ============    ============    ============


NOTE 9 -- LONG-TERM DEBT

CREDIT AGREEMENT WITH FOOTHILL

On June 30, 2000, the Company had $9.6 million of outstanding borrowings under the Credit Agreement with Foothill, and it had the ability to borrow an additional $4.7 million for working capital purposes. Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus
 .25% per annum and borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 9% per annum (reduced to 7% per annum in June 1999). All borrowings under the Credit Agreement will mature on January 17, 2003.

The Company's ability to borrow under the Credit Agreement for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

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

PIK NOTES AND PIK NOTE REPURCHASES

In July 1996, the Company issued $40.2 million principal amount of 12% Senior Subordinated Pay-in-Kind Notes Due 2003 ("PIK Notes") in a transaction that was accounted for as a Troubled Debt Restructuring, whereby the restructured debt was recorded at the carrying value of the old debt and no gain or loss was recorded on the transaction. The Company recorded a deferred gain of $303,000 in connection with the transaction and amortized it as a reduction of interest expense using the effective interest method over the term of the PIK Notes. Upon redemption of the PIK Notes in December 1998, the remaining deferred gain of $138,000 was recorded as a reduction of interest expense.

In January 1997, the Company issued an additional $2.4 million principal amount of PIK Notes in lieu of cash interest. In June 1997, the Company repurchased $13.4 million principal amount of PIK Notes at a cost of $12.6 million, including accrued interest. In July 1997, January 1998 and July 1998, the Company issued an additional $1.7 million, $1.9 million and $2.0 million principal amount of PIK Notes, respectively, in lieu of cash interest. In December 1998, the Company redeemed all $34.8 million principal amount of PIK Notes outstanding and paid $1.7 million of accrued interest. The Company funded this redemption with $12.5 million of its existing cash and $24.0 million of new borrowings under the Credit Agreement with Foothill.

BALANCE SHEET PRESENTATION

Balance sheet presentation of the current and long-term components of the Company's outstanding debt as of June 30, 2000 and 1999, is reflected below (dollars in thousands):

                                              2000           1999
                                          ------------   ------------
     Current portion of long-term debt:
     Borrowings under Credit Agreement    $      2,571   $      2,100
     Notes and mortgages                           334             --
                                          ------------   ------------
                                                 2,905          2,100
                                          ============   ============

     Long-term debt:
     Borrowings under Credit Agreement           7,043          8,787
                                          ============   ============
     Total debt                           $      9,948   $     10,887
                                          ============   ============

NOTE 10 -- INCOME TAXES

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

The differences, expressed as a percentage of pretax income, between statutory and effective federal income tax rates are as follows:


                                             For the years ended June 30,
                                        ----------------------------------------
                                           2000           1999           1998
                                        ----------     ----------     ----------
     Statutory tax rate                       34.0%          34.0%          34.0%
     Provision for state income taxes          8.4             --            2.7
     Alternative minimum taxes                 3.0             --            2.6
     Deferred tax provision (benefit)        (80.8)          29.6          (63.6)
     Unrecorded net operating loss           (34.0)         (34.0)         (34.0)
                                        ----------     ----------     ----------
                                             (69.4%)         29.6%         (58.3%)
                                        ==========     ==========     ==========

At June 30, 2000, the Company had estimated net operating tax loss carryforwards ("NOLs") of $20.9 million, expiring in years 2010 through 2014, as follows (dollars in thousands):

Year ending      Amount
  June 30,      expiring
------------   ----------
    2010       $   13,098
    2011            5,655
    2014            2,143
               ----------
               $   20,896
               ==========

The NOLs available for future utilization were generated by a combination of operating losses and interest expense. Since 1995, the Company has instituted a number of cost-cutting moves, including closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. In addition, the Company has reduced its debt load and related interest expense. The Company has generated book income before taxes of at least $5.4 million in each of the last three years. In assessing the likelihood of utilization of existing NOLs, management considered the Company's historical results and the current operating environment.

A reconciliation of the Company's income before taxes for financial statement purposes to taxable income (loss) for the three years ended June 30, 2000 is as follows (dollars in thousands):

                                                 For the year ended June 30,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    ----------    ----------
Income before taxes for financial
  statement purposes                       $    5,458    $    7,915    $   15,716

Temporary differences related to:
  Sales of membership contracts                 1,800         1,079           406
  Interest expense related to PIK Notes            --       (10,313)        3,351
  Contracts receivable                          1,127           966         5,398
  Gain on sale of assets                           39          (131)       (1,299)
  Other                                        (1,093)       (1,659)         (810)
                                           ----------    ----------    ----------
Total temporary differences                     1,873       (10,058)        7,046
                                           ----------    ----------    ----------

Permanent difference related to:
  Non-qualified stock options                    (447)           --            --
  Other                                            74            74            63
                                           ----------    ----------    ----------
Total permanent differences                      (373)           74            63
                                           ----------    ----------    ----------

Taxable income (loss)                      $    6,958    $   (2,069)   $   22,825
                                           ==========    ==========    ==========

Temporary differences for each of the years presented are primarily related to revenue recognition on membership contracts, interest expense deductions, gains on collections of the contracts receivable portfolio and gains on asset sales.

For financial statement purposes, the Company recognizes revenue from the sale of membership contracts, and expenses directly related to the sale, over the expected life of the membership. For tax purposes, in fiscal years 1999 and 1998, the revenue and directly related expenses were recognized in the year of sale. In fiscal 2000, for tax purposes, the Company elected to recognize revenue from the sale of membership contracts using the installment method, whereby revenue is recognized as cash is collected. The temporary difference related to the sale of membership contracts increased taxable income by $1.8 million, $1.1 million and $406,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

Deductions for interest expense related to the PIK Notes were deferred for tax purposes until the PIK Notes were redeemed in December 1998. The temporary difference related to interest expense on the PIK Notes decreased taxable income by $10.3 million in the year ended June 30, 1999, and increased taxable income by $3.4 million in the year ended June 30, 1998.

The tax basis in the contract receivable portfolio is different than the basis for financial statement purposes, primarily as a result of elections made for tax purposes and a difference in the timing of deductions for bad debt expense. The temporary difference related to basis differences in the contract receivable portfolio increased taxable income by $1.1 million, $966,000 and $5.4 million in the years ended June 30, 2000, 1999 and 1998, respectively.

The tax basis in the Company's property, plant and equipment is different than the basis for financial statement purposes due to the timing of depreciation expense deductions, elections made for tax purposes and write-downs of assets used in the operation of resorts not related to the campground operations. As a result, when assets are sold, the gain or loss for tax purposes is different than the gain or loss for book purposes. The temporary difference related to basis differences in assets sold increased taxable income by $39,000 in the year ended June 30, 2000, and decreased taxable income by $131,000 and $1.3 million in the years ended June 30, 1999 and 1998, respectively.

Other temporary differences, which primarily relate to the timing of payments for accrued expenses, reduced taxable income by $1.1 million, $1.7 million and $810,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

Permanent differences consist primarily of taxable expenses created by the exercise of non-qualified stock options and a reduction in taxable expenses related to non-deductible meals and entertainment expenses. The permanent difference related to non-qualified stock options decreased taxable income by $447,000 in the year ended June 30, 2000. The permanent difference related to non-deductible meals and entertainment expenses increased taxable income by $74,000 in the years ended June 30, 2000 and 1999 and by $63,000 in the year ended June 30, 1998.

The components of deferred income taxes as of June 30, 2000 and 1999, were as follows (dollars in thousands):

                                                         2000            1999
                                                     ------------    ------------
Deferred Tax Assets - Federal
Net operating loss carryforwards (NOLs)              $      7,104    $      9,322
Membership sales                                            3,956           2,175
Alternative minimum tax credit carryover                    1,563             552
Unpaid expenses                                             1,729           1,938
Restructuring costs                                         1,397           1,384
Deferred revenue                                              423             486
Bad debt provision                                          1,102             172
Other                                                         333             306
                                                     ------------    ------------
                                                           17,607          16,335
                                                     ------------    ------------

Deferred Tax Liabilities - Federal
Property basis differences                                 (6,480)         (2,720)
Purchase discount amortization                                (46)           (112)
Installment sales                                          (1,733)             --
                                                     ------------    ------------
                                                           (8,259)         (2,832)
                                                     ------------    ------------

Deferred Tax Liability - State                               (206)             --
                                                     ------------    ------------

Net deferred tax assets before valuation allowance          9,142          13,503
Valuation allowance                                            --          (5,807)
                                                     ------------    ------------
Net deferred tax assets after valuation allowance    $      9,142    $      7,696
                                                     ============    ============

SFAS No. 109, which provides guidance on reporting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to fiscal 1998, the Company provided a valuation allowance for the amount by which deferred tax assets exceeded deferred tax liabilities. However, the Company periodically assesses the realizability of its deferred tax assets and considers whether it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the Company having future taxable income during the periods in which the NOLs may be utilized and other deferred tax assets become deductible.

At the end of fiscal 1998, management's assessment, which considered scheduled reversals of deferred tax assets and liabilities, projected future taxable income, and the carryforward periods of the Company's NOLs, was that it is more likely than not that the Company would realize the benefits of a significant portion of the net deferred tax assets. As a result, at June 30, 1998, the Company reduced the valuation allowance by $10.0 million, resulting in net deferred tax assets after valuation allowance of $10.0 million. In fiscal 1999 the Company reduced the valuation allowance by $401,000, as a result of the current tax deduction provided by the redemption of the PIK Notes. Prior to the redemption, the Company deferred deducting the interest expense on the PIK Notes for tax purposes because interest was paid by issuing additional PIK Notes. The valuation allowance associated with the PIK Note interest deduction was reduced after the redemption because the Company determined that it is more likely than not that it would realize the tax benefits of those deductions. At June 30, 2000, the Company reversed the remaining $5.8 million of the valuation allowance because management believes that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax assets based upon the current estimates of future taxable income. The ultimate realization of these income tax benefits will require aggregate taxable income of approximately $20.9 million during the carryforward period. The Company will not have to increase current levels of income to generate this aggregate taxable income over such period. Although the Company has experienced a declining membership base, it does not expect the net effect of such decline to prevent the realization of the net deferred tax assets.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Lease Commitments

The Company leases equipment and facilities under noncancelable operating leases with terms in excess of one year. At June 30, 2000, the Company's future obligations under noncancelable operating leases were as follows (dollars in thousands):

                         Year ending
                           June 30,          Amount
                         -----------         ------
                             2001             $884
                             2002              580
                             2003              267
                             2004              111
                             2005              110

Accrued Construction Costs

The Company had recorded liabilities of $1.9 million at both June 30, 2000 and 1999, for amounts necessary to complete improvements provided in registration statements filed with the U.S. Department of Housing and Urban Development at resorts not related to the campground operations. The costs of such improvements are based upon engineering estimates and are classified as a current liability in the accompanying consolidated balance sheets.

CONTINGENCIES

General Liability Insurance

Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company's insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of June 30, 2000 and 1999, the Company's recorded liability for estimated losses related to uninsured general liability claims totaled $650,000 and $1.1 million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Employee Health Insurance

The Company has employee benefit plans that are funded primarily through employer and employee contributions (see Note 16).

Workers' Compensation Insurance

Commencing July 1, 1998, the Company obtained insurance covering workers' compensation claims with no self-insured deductible. Prior to this date, the Company's insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. However, in fiscal 1998, the Company received refunds totaling $1.3 million for deposits expensed in previous years, which were recorded as nonrecurring income.

Declining Membership Base

The Company derives a significant portion of its ongoing operating revenue from its campground members (93% in fiscal 2000). The Company's membership base has declined over the past five fiscal years. Although the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 3% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company's membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, similar to the acquisition of Leisure Time.

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

NOTE 12 -- SHAREHOLDERS' EQUITY

The Company had shares of Common Stock outstanding as follows:

                      June 30, 1997       7,383,276
                          Issuances          53,807
                          Repurchases             0
                                          ---------
                      June 30, 1998       7,437,083
                          Issuances         662,245
                          Repurchases        (3,200)
                                          ---------
                      June 30, 1999       8,096,128
                          Issuances          74,364
                          Repurchases      (189,900)
                                          ---------
                      June 30, 2000       7,980,592
                                          =========

Transfer of Common Stock is subject to restrictions designed to avoid an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions are set forth in
Article IX of the Company's Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the Board of Directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more that 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock, or by any group of persons treated as a "5 Percent Shareholder" (as defined in the Code but substituting "4.75%" for "5 Percent"), or (iii) cause an "ownership change" of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

The Company's Restated Certificate of Incorporation provides for the issuance of 15,000,000 shares of Common Stock, par value of $.01 per share. In addition, the Company's Restated Certificate of Incorporation provides for the issuance of 1,500,000 shares of preferred stock, par value $.01 per share, none of which have been issued to date.

The Company has granted stock options to the Company's CEO and other key employees and non-employee directors (see Note 15).

Since inception, the Company has not paid any dividends. The Credit Agreement prohibits the payment of any cash dividends on the Common Stock without the consent of Foothill until the Credit Agreement is terminated.

NOTE 13 -- SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95 "Statement of Cash Flows" are presented below for the years ended June 30, 2000, 1999 and 1998 (dollars in thousands):

                                                            For the year ended June 30,
                                                       ------------------------------------
 Non-cash payment of PIK Note interest (see Note 9)       2000         1999         1998
 --------------------------------------------------    ----------   ----------   ----------


  PIK Notes issued in lieu of cash interest payment    $       --   $    1,969   $    3,610

NOTE 14 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires an entity to disclose the estimated fair value of its financial instrument assets and liabilities. Significant estimates and present value calculations were used by the Company for purposes of this disclosure. The estimated fair values of the Company's financial instruments as of June 30, 2000 and 1999, as well as their carrying amounts as reported in the accompanying consolidated balance sheets, are as follows (dollars in thousands):

                                            June 30, 2000               June 30, 1999
                                       ------------------------    -----------------------
                                        Carrying                    Carrying
                                         Amount      Fair Value      Amount     Fair Value
                                       ----------    ----------    ----------   ----------
   Financial Assets:
   Cash and cash equivalents           $    2,420    $    2,420    $    2,197   $    2,197

   Restricted cash                          1,320         1,320         1,240        1,240

   Contracts receivable                     7,703                       3,440
   Less: allowances and discount           (1,928)                     (1,256)
                                       ----------                  ----------
                                            5,775         5,800         2,184        2,250

   Financial Liabilities:
   Borrowings under Credit Agreement        9,614         9,614        10,887       10,887
   Notes and mortgages                        334           334            --           --

The following methods and assumptions were used to estimate the fair value of each class of the Company's financial instruments as of June 30, 2000 and 1999, for which it is practical to estimate that value.

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

NOTE 15 -- STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

CEO Options

At their annual meeting in November 1996, the shareholders of the Company approved the grant to the Company's CEO of options to purchase 664,495 shares of Common Stock at $0.69 per share. These options are 100% vested and are exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, is subject to restrictions designed to prevent an "ownership change" for federal tax purposes (see Note 12). As of the date of this report, 344,927 of these options have been exercised.

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

The Board of Directors may amend or terminate the 1991 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, and (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires shareholder approval or if Rule 16b-3 requires shareholder approval.

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. To date, options for 163,783 shares are outstanding under the 1991 Employee Plan and options for 127,499 shares have been exercised. 153,783 of the outstanding options are fully vested and the remaining 10,000 options will vest at a rate of 50% per year over the next two years. The options have a term of 10 years from the date of grant.

1993 Employee Plan

On December 2, 1993, the Company adopted the 1993 Stock Option and Restricted Stock Purchase Plan (the "1993 Employee Plan") in order to enable the Company and it subsidiaries to attract, retain and motivate their officers and employees. Awards under the 1993 Employee Plan are restricted to (i) awards of the right to purchase shares of Common Stock ("Stock Awards"), or (ii) awards of Options, which may be either ISOs or Non-qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1993 Employee Plan until October 20, 2003. The termination of the 1993 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1993 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires shareholder approval or if Rule 16b-3 requires shareholder approval and (iii) the shareholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. The 1993 Employee Plan, however, limits the number of shares of Common Stock with respect to which awards can be made in any calendar year to any one participant to 200,000 shares. To date, options for 130,917 shares are outstanding under the 1993 Employee Plan and options for 153,000 shares have been exercised. 125,084 of the outstanding options are fully vested and the remaining 8,333 options will vest at a rate of 50% per year over the next two years. The options have a term of 10 years from the date of grant.

1999 Employee Plan

On November 18, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Purchase Plan (the "1999 Employee Plan") in order to enable the Company and it subsidiaries to attract, retain, and motivate their officers, employees and directors. Awards under the 1999 Employee Plan are restricted to (i) Stock Awards, or (ii) awards of Options, which may be either ISOs or Non-qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1999 Employee Plan until September 27, 2009. The termination of the 1999 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1999 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient's consent, (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company's securities requires shareholder approval and (iii) the shareholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 140,000 shares of Common Stock for issuance under the 1999 Employee Plan. As of the date of this report, no awards had been made under the 1999 Employee Plan.

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

The Director Plan was a "formula plan," pursuant to which each non-employee director automatically received a grant of Non-qualified Options to purchase 5,000 shares of Common Stock on the day immediately after each annual meeting of the shareholders at which directors are elected, beginning with the annual meeting held in December 1993. If on any such day, the number of shares of Common stock remaining available for issuance under the Director Plan was insufficient for the grant of the total number of Non-qualified Options to which all participants would otherwise be entitled, each participant received Non-qualified Options to purchase a proportionate number of the available number of remaining shares. The exercise price of each Non-qualified Option is equal to the fair market value on the date of grant of such Option as determined under the Director Plan. Generally, the Director Plan specifies that such fair market value is the average trading price of the Common Stock during the period beginning 45 days before the date of grant and ending 15 days before the date of grant.

SFAS No. 123 Disclosures

SFAS No. 123 defines a fair value method of accounting for employee stock options which provides for compensation cost to be charged to results of operations at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123 and follows the accounting treatment prescribed by Accounting Pronouncement Bulletin Opinion No. 25 ("APB 25") in accounting for stock options issued to its employees and directors. Accordingly, no compensation cost was recognized in connection with the grant of options during the periods presented. Had compensation cost for the stock options issued been based on the fair value of the options at the grant dates, consistent with SFAS No. 123, the Company's net income and net income per share (diluted) for the years ended June 30, 2000, 1999 and 1998, would have been $9.2 million or $1.08 per share, $5.5 million or $.65 per share, and $24.8 million or $2.95 per share, respectively.

Pro forma results under SFAS No. 123 for the years presented are not likely to be representative of future pro forma results because, for example, additional awards may be made in future years.

Set forth below is a summary of awards of stock options made by the Company during the years ended June 30, 2000, 1999 and 1998, and awards outstanding as of the end of those years:

                                2000                       1999                       1998
                      ------------------------   ------------------------   ------------------------
                                     Weighted                   Weighted                   Weighted
                                      Average                    Average                    Average
                                     Exercise                   Exercise                   Exercise
                        Shares         Price       Shares         Price       Shares         Price
                      ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding,
  beginning of year      831,268    $     1.05    1,191,495    $      .78    1,224,495    $      .71
Options granted               --            --       55,200    $     4.15       25,000    $     3.71
Options cancelled         (2,500)   $     4.25       (5,000)   $      .63       (7,501)   $      .63
Options exercised        (72,000)   $      .72     (410,427)   $      .71      (50,499)   $      .70
                      ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding,
  end of year            756,768    $     1.07      831,268    $     1.05    1,191,495    $      .78
                      ==========                 ==========                 ==========
Options exercisable,
  end of year            738,435    $      .99      801,268    $      .83    1,152,332    $      .79
                      ==========                 ==========                 ==========
Shares available for
  grant, end of year     142,500           n/a           --           n/a       50,200           n/a
                      ==========                 ==========                 ==========

The weighted-average fair value of stock options granted by the Company during the years ended June 30, 1999 and 1998 was $1.74 and $.78, respectively. No options were granted during the year ended June 30, 2000. The value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (1) a risk-free interest rate of 5.82% for fiscal 1999 and 5.41% for fiscal 1998, (2) an expected life of three years for 1999 and 1998, (3) expected volatility of 52.58% for fiscal 1999 and 54.56% for fiscal 1998, and (4) no dividend yield, as the Company has not paid any dividends since inception. The Credit Agreement substantially limits the payment of cash dividends.

The following table summarizes information about the Company's stock options outstanding as of June 30, 2000:

                                            Options Outstanding                          Options Exercisable
                                                Weighted              Weighted                           Weighted
                              Number             Average              Average          Number             Average
                           Outstanding          Remaining             Exercise       Exercisable         Exercise
    Range of Prices         at 6/30/00       Contractual Life           Price         at 6/30/00           Price
   -------------------     -------------    -------------------      ------------    -------------     -------------
   Option Plans:

     $ .59 - $1.08               259,500         5.87 years              $ .77             259,500          $ .77
     $3.71 - $4.25                77,700         8.39 years              $4.08              59,367          $4.02

   CEO Options:

          $.69                   419,568         6.08 years              $ .69             419,568(1)       $ .69
                           -------------                                             -------------
                                 756,768         6.25 years              $1.07             738,435          $ .99
                           =============                                             =============

(1) As previously discussed, the options granted to the Company's CEO, although 100% vested, are subject to restrictions designed to prevent an "ownership change" for federal income tax purposes.

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

NOTE 16 -- EMPLOYEE BENEFIT PLANS

Flexible Benefits Plan Trust Fund

Effective July 1, 1992, the Company established a trust (the "Trust") to fund the Company's employee benefit plans (collectively, the "Plans"). The Plans include the Company's medical plan, dental plan, disability plan, life insurance plan, and accidental death and dismemberment plan and any other employee welfare benefit plan permissible under Section 3(1) of the Employee Retirement Income Security Act of 1974. The Company has adopted a flexible benefits plan established pursuant to Section 125 of the Code to furnish eligible employees with a choice of receiving cash or certain statutory taxable or non-taxable benefits under the plan.

The medical and dental benefits provided to the Company's employees under the Plans are funded primarily through employer and employee contributions to the Trust. In addition, the Company has purchased stop loss insurance which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated future claims of $817,000 and $907,000 at June 30, 2000 and 1999, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans.

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

Employee Savings Trust

Effective July 1, 1994, the Company adopted the Thousand Trails, Inc. Employees Savings Trust (the "401(k) Plan") for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 15% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling approximately $152,000 for the year ended June 30, 2000, and has committed to make matching contributions for the calendar year ended December 31, 2000, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant's annual compensation (or a maximum of 1.8% of the participant's annual compensation). Employer contributions are subject to a seven-year vesting schedule.

Non-Qualified Deferred Compensation Plan

Effective April 23, 1998, the Company established the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") for the purpose of establishing a deferred compensation plan for certain "highly compensated" employees of the Company. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary subject to certain limitations. In addition, the Company may make discretionary matching contributions determined solely at the discretion of the Company. The Company made matching contributions of approximately $10,000 for the year ended June 30, 2000, and has committed to make matching contributions for the calendar year ended December 31, 2000, in an amount equal to 45% of the combined voluntary contributions to the Non-Qualified Plan and 401(k) Plan made by each participant, up to 4% of the participant's annual compensation (or a maximum of 1.8% of the participants annual compensation). Employer contributions are fully vested at the time the contributions are made.

Employee Stock Purchase Plan

Effective August 1, 1999, the Company adopted the Thousand Trails, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") to give employees and non-employee directors of the Company an opportunity to purchase Common Stock through payroll deductions. Under the terms of the Stock Purchase Plan, participants may defer between 1% and 10% of their annual compensation, which is used to purchase shares of Common Stock on a semi-annual basis. The purchase price paid by participants is 85% of the closing price of the Common Stock as reported by the American Stock Exchange on the date of purchase. The Company pays the other 15% of the purchase price, plus commissions, and the other costs of administering the Stock Purchase Plan. During the year ended June 30, 2000, employees purchased 2,364 shares of Common Stock. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

NOTE 17 -- SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company's operating revenues. Each segment is differentiated by the products or services it offers.

The campground segment consists of 63 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include
(i) the sale of memberships entitling the member to use campground facilities,
(ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

RPI sells memberships that allow members to use any of the approximately 300 recreational facilities participating in RPI's reciprocal use system, subject to certain limitations. Operating revenue consists of annual membership fees paid by members.

Trails Management manages 169 public campgrounds for the U.S. Forest Service. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment. Identifiable assets are those assets used exclusively in the operations of each business segment.


                                                   Year ended June 30, 2000
                           --------------------------------------------------------------------------
                                                            Trails        Corporate
                            Campgrounds       RPI         Management       and Other     Consolidated
                           ------------   ------------   ------------    ------------    ------------
Operating revenues         $     54,226   $      3,706   $      2,508    $        374    $     60,814
Membership sales revenue          5,564             --             --              --           5,564
Income (loss) before
   income taxes                  11,009          1,862            (37)         (7,376)          5,458
Identifiable assets              61,780            242            312          12,181          74,515
Depreciation expense              2,456             10             17             179           2,662
Capital expenditures              1,289             --             11              24           1,324

                                                    Year Ended June 30, 1999
                           -------------------------------------------------------------------------
                                                            Trails       Corporate
                            Campgrounds       RPI         Management      and Other     Consolidated
                           ------------   ------------   ------------   ------------    ------------
Operating revenues         $     52,040   $      3,576   $      2,271   $        227    $     58,114
Membership sales revenue          3,959             --             --             --           3,959
Income (loss) before
   income taxes                  12,842          1,613            136         (6,676)          7,915
Identifiable assets              45,446            361            322         10,675          56,804
Depreciation expense              2,265             19             17            303           2,604
Capital expenditures              1,475              4             --          1,456           2,935



                                                    Year Ended June 30, 1998
                           -------------------------------------------------------------------------
                                                            Trails       Corporate
                            Campgrounds       RPI         Management      and Other     Consolidated
                           ------------   ------------   ------------    ------------   ------------
Operating revenues         $     51,964   $      4,035   $      1,321    $      1,186   $     58,506
Membership sales revenue          3,227             --             --              --          3,227
Income (loss) before
   income taxes                  13,842          1,903           (188)            159         15,716
Identifiable assets              48,229            263            352          25,418         74,262
Depreciation expense              2,158             26             11             343          2,538
Capital expenditures              1,666             11             38             370          2,085

NOTE 18 -- INDEMNIFICATION ARRANGEMENTS

Under its By-laws, the Company must indemnify its present and former directors and officers for the damages and expenses that they incur in connection with threatened or pending actions, suits or proceedings arising because of their status as directors and officers, provided that they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interest of the Company (or with respect to any criminal action or proceeding, provided that they had no reasonable cause to believe that their conduct was unlawful). In connection with this indemnification obligation, the Company has entered into indemnification agreements with its directors and officers.

The Company must advance funds to these individuals to enable them to defend any such threatened or pending action, suit or proceeding. The Company cannot release such funds, however, until it receives an undertaking by or on behalf of the requesting individual to repay the amount if a court of competent jurisdiction ultimately determines that such individual is not entitled to indemnification. In connection with this obligation, the Company established trusts to reimburse present and former directors and officers for any indemnifiable damages and expenses that they might incur and to advance defense funds to them. In 1991, the Company contributed $800,000 to the trusts. In fiscal 1998, the trusts were partially terminated, and a portion of the trust assets were distributed to the Company. The trusts were terminated in July 1999 and the remaining trust assets were distributed to the Company.

NACO also contributed $200,000 to a trust that was established to reimburse NACO directors and officers for any indemnifiable damages and expenses that they might incur and to advance defense funds to them. This trust was terminated in fiscal 1998 and the trust assets were distributed to the Company.

NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2000 and 1999 (in thousands, except per share amounts):

                                                    First    Second     Third    Fourth
                                                   Quarter   Quarter   Quarter   Quarter
                                                   -------   -------   -------   -------
  Fiscal 2000
  Total revenues                                   $19,833   $15,002   $16,004   $19,932
  Total expenses (before taxes)                     17,696    13,526    14,511    19,580
  Net income                                         1,294       894       868     6,193
  Net income per share - basic                         .16       .11       .11       .78
  Net income per share - diluted                       .15       .10       .10       .73
  Shares used to calculate net income per share:
  Basic                                              7,983     7,978     7,981     7,981
  Diluted                                            8,622     8,612     8,580     8,594

  Fiscal 1999
  Total revenues                                   $20,461   $15,736   $14,916   $16,812
  Total expenses (before taxes)                     18,253    13,399    13,277    15,081
  Net income                                         1,462     2,053       930     1,126
  Net income per share - basic                         .20       .27       .12       .14
  Net income per share - diluted                       .17       .24       .11       .13
  Shares used to calculate net income per share:
  Basic                                              7,458     7,512     7,680     7,871
  Diluted                                            8,433     8,425     8,518     8,526

The Company's operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company's sales and marketing efforts occur during the summer.

Net income decreased by $1.2 million in the second quarter of fiscal 2000, compared with the same quarter from the prior year. The second quarter of fiscal 1999 included $1.0 million in gains on the sale of assets, compared with only $18,000 in the second quarter of fiscal 2000.

Net income increased by $5.1 million in the fourth quarter of fiscal 2000, compared with the same quarter from the prior year, primarily as the result of a $5.8 million deferred tax benefit from the elimination of the valuation allowance for the Company's deferred tax asset.

                                                                     SCHEDULE II

                     THOUSAND TRAILS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                      Balance at                                     Balance
Valuation and qualifying accounts         Year        beginning                                     at end of
       deducted from assets               ended         of year       Additions     Deductions         year
---------------------------------     ------------   ------------   ------------   ------------    ------------
Allowance for doubtful accounts            6/30/00   $      1,027   $      2,664       $  1,763(a) $     1,928
                                           6/30/99          2,136            186          1,295(a)       1,027
                                           6/30/98          3,855             86          1,805(a)       2,136

Allowance for uncollectible                6/30/00          2,599          3,138          3,393          2,344
dues receivable                            6/30/99          3,429          1,607          2,437          2,599
                                           6/30/98          3,568          2,626          2,765          3,429

Allowance for interest discount,           6/30/00            229              0            229              0
Collection costs and valuation             6/30/99            546              0            317            229
discount                                   6/30/98          1,069              0            523            546

Deferred tax valuation allowance           6/30/00          5,807              0          5,807(b)           0
                                           6/30/99          6,392              0            585(b)       5,807
                                           6/30/98         21,961              0         15,569(b)       6,392

(a) Includes reductions in the allowance for doubtful accounts of $251, $886, and $1,000 in fiscal 2000, 1999 and 1998, respectively.

(b) Includes reductions in the deferred tax valuation allowance of $5,807, $401, and $10,000 in fiscal 2000, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the captions "Proposal I - Election of Directors," "Board of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption "Security Ownership" in the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption "Certain Transactions" in the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

The following documents are filed as part of this Report:

       Report of Independent Public Accounts for the years ended June 30, 2000, 1999, and 1998.

       Consolidated Balance Sheets as of June 30, 2000 and 1999.

       Consolidated Statements of Operations for the years ended June 30, 2000, 1999, and 1998.

       Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999, and 1998 .

       Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998.

       Notes to Consolidated Financial Statements.

       Schedule II - Valuation and Qualifying Accounts.

(b) REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

(c) EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this report:

   Exhibit
    Number                            Description

     2.1 Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 1-14645 (the "S-4 Registration Statement").

     2.2 Stock Purchase Agreement, dated November 30, 1999, between the Company as Purchaser and Bernard O. Albertsen, et. al., as Sellers (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2000, File No. 1-14645).

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

     10.2 Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1999, File No. 1-14645).

     10.3 Form of Pledge and Security Agreement, dated as of July 10, 1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.4 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-14645).

     10.5 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No 1-14645).

     10.6 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

     10.7 Amendment No. 1 to the Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

     10.8 The Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No. 1-14645).

     10.9 Amendment No. 1 to the Company's 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

     10.10 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

     10.11 Amendment No. 1 to the Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

     10.12        The Company's 1999 Stock Option and Restricted Stock Purchase
                  Plan.

     10.13 Stock Option Agreement, dated as of August 1, 1996 between the Company and William J. Shaw (incorporated by reference to
                  Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

     10.14 Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; Warrant Certificates originally issued on December 31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995;
                  and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File NO. 1-14645).

     10.15 Employment Agreement dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding Mr. Shaw's Employment Agreement (incorporated by reference to
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

     10.16 Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.17 Amendment dated as of December 10, 1998 to the Employment Agreement between the Company and William J. Shaw (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-14645.)

     10.18 Amended and Restated Employment Agreement, dated as of September 10, 1992, among the Company, NACO, RPI, and William
                  F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, File No. 1-14645), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

     10.19 Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 1-14645), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended December 31, 1995, File No. 1-14645).

     10.20 Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

     10.21 Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

     10.22 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

     10.23 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.24 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.25 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.26 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

     10.27 Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

     10.28 Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank of California, N.A. (formerly known as The Bank of California, N.A., and referred to herein as "Union Bank"), and Trails (incorporated by reference from Trails' Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

     10.29 Supplement to Grantor Trust Agreement dated as of November 20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

     10.30 Supplement No. 3 to the Grantor Trust Agreement dated as of May 18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust Agreement, dated as of September 30, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, File No. 1-14645).

     10.31 Grantor Trust Agreement, dated May 8, 1991, between the Company and Texas Commerce Bank, N.A. ("Texas Bank") (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

     10.32 Supplement and Succession Agreement to Grantor Trust Agreement, dated as of October 13, 1992, among Union Bank, Texas Bank, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit
                  10.51 to the Company's Registration Statement No. 33-571261 on Form S-2, originally filed with the SEC on January 15, 1993, File No. 1-14645).

     10.33 Supplement to Grantor Trust Agreement, dated as of November 20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

     10.34 Supplement No. 2 to Grantor Trust Agreement, dated as of January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-14645).

     10.35 Supplement No. 3 to Grantor Trust Agreement, dated as of May 18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, File No. 1-14645).

     10.36 Trust Agreement, dated as of July 22, 1992, establishing the Company's Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

     10.37 Thousand Trails, Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and the Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.38 Agreement for the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

     10.39 Agreement for the Thousand Trails, Inc. Employee Stock Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the SEC on July 22, 1999).

     10.40 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

     10.41 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit
                  10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.42 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.43 Stockholder Agreement, dated as of April 5, 1999, between the Company and Carl Marks Management Company, L.P et. al. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-14645).

     10.44        Sample form of current Membership Contract.

     11.1         Statement re: Computation of Per Share Earnings.

     22.1         Subsidiaries of the Registrant

     23.1         Consent of Arthur Andersen LLP.

     27.1 Financial Data Schedule as of and for the year ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THOUSAND TRAILS, INC.
                                       (Registrant)


Date: September 26, 2000               By: /s/ William J. Shaw
                                          --------------------------------------
                                          William J. Shaw
                                          Chairman of the Board, President,
                                          and Chief Executive Officer

Date: September 26, 2000               By: /s/ Bryan D. Reed
                                          --------------------------------------
                                          Bryan D. Reed
                                          Chief Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                                     Title                           Date
       ---------                                     -----                           ----
/s/ Andrew M. Boas                                   Director                        September 26, 2000
-------------------------------------
Andrew M. Boas

/s/ William P. Kovacs                                Director                        September 26, 2000
-------------------------------------
William P. Kovacs

/s/ Donald R. Leopold                                Director                        September 26, 2000
-------------------------------------
Donald R. Leopold

/s/ H. Sean Mathis                                   Director                        September 26, 2000
-------------------------------------
H. Sean Mathis

/s/ Douglas K. Nelson                                Director                        September 26, 2000
-------------------------------------
Douglas K. Nelson

/s/ William J. Shaw                                  Chairman of the Board            September 26, 2000
-------------------------------------
William J. Shaw

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
     2.1          Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in
                  interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3,
                  1996 as part of the Registration Statement on Form S-4,
                  Registration Statement No. 333-13339, File No. 1-14645 (the
                  "S-4 Registration Statement").

     2.2          Stock Purchase Agreement, dated November 30, 1999, between the
                  Company as Purchaser and Bernard O. Albertsen, et. al., as Sellers (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on
                  January 3, 2000, File No. 1-14645).

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

     10.2         Amendment No. 1 to Amended and Restated Loan and Security
                  Agreement, dated as of December 10, 1999, between the Company and its subsidiaries as Borrowers, and Foothill Capital
                  Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 30, 1999, File No. 1-14645).

     10.3         Form of Pledge and Security Agreement, dated as of July 10,
                  1996, between the Company and Foothill Capital Corporation, and schedule of documents substantially identical to the form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.4 Consent and First Amendment to Pledge and Security Agreement, dated as of October 31, 1997, between certain subsidiaries of the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No.
                  1-14645).

     10.5 Form of Mortgage, dated as of July 10, 1996, to grant liens to Foothill Capital Corporation to secure the Company's obligations under the Credit Agreement with Foothill, and schedule of documents substantially identical to the form of Mortgage (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1996, File No 1-14645).

     10.6 The Company's 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No.
                  1-14645).

     10.7         Amendment No. 1 to the Company's 1991 Employee Stock Incentive
                  Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

     10.8         The Company's 1993 Stock Option and Restricted Stock Purchase
                  Plan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No.
                  1-14645).

     10.9         Amendment No. 1 to the Company's 1993 Stock Option and
                  Restricted Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

     10.10 The Company's 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Registration
                  Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

     10.11        Amendment No. 1 to the Company's 1993 Director Stock Option
                  Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996, File No. 1-14645).

     10.12        The Company's 1999 Stock Option and Restricted Stock Purchase
                  Plan.

     10.13        Stock Option Agreement, dated as of August 1, 1996 between the
                  Company and William J. Shaw (incorporated by reference to
                  Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

     10.14 Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991
                  Employee Stock Incentive Plan, as amended; the USTrails Inc.
                  1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; Warrant Certificates originally issued on December
                  31, 1991, June 12, 1992, and March 2, 1994 to May 16, 1995;
                  and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File NO. 1-14645).

     10.15        Employment Agreement dated as of May 11, 1995, between the
                  Company and William J. Shaw, and related Standby Letter of
                  Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding
                  Mr. Shaw's Employment Agreement (incorporated by reference to
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

     10.16        Letter dated June 29, 1996, from William J. Shaw to the
                  Company, regarding Mr. Shaw's election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touche LLP, regarding the computation of the amount of the Enterprise
                  Bonus payable to Mr. Shaw under his Employment Agreement
                  (incorporated by reference to Exhibit 10.30 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

     10.17        Amendment dated as of December 10, 1998 to the Employment
                  Agreement between the Company and William J. Shaw
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1998, File No. 1-14645.)

     10.18        Amended and Restated Employment Agreement, dated as of
                  September 10, 1992, among the Company, NACO, RPI, and William
                  F. Dawson (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1993, File No. 1-14645), and Letter, dated December 1,
                  1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

     10.19        Amended and Restated Employment Agreement, dated as of
                  December 2, 1992, among the Company, NACO, and Walter B.
                  Jaccard (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1992, File No. 1-14645), and amendment dated
                  November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1995, File No. 1-14645), and amendment dated December
                  7, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended December 31,
                  1995, File No. 1-14645).

     10.20        Employment Agreement, dated as of August 31, 1995, between the
                  Company and R. Gerald Gelinas (incorporated by reference to
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

     10.21 Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

     10.22 Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1995,
                  File No. 1-14645).

     10.23 Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.36 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

     10.24 Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.37 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1996,
                  File No. 1-14645).

     10.25 Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

     10.26 Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements
                  (incorporated by reference to Exhibit 10.39 to the Company's
                  Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

     10.27 Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No.
                  1-14645).

     10.28 Grantor Trust Agreement, dated as of September 30, 1991, between Union Bank of California, N.A. (formerly known as The
                  Bank of California, N.A., and referred to herein as "Union
                  Bank"), and Trails (incorporated by reference from Trails'
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

     10.29        Supplement to Grantor Trust Agreement dated as of November 20,
                  1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.44 to the Company's Registration
                  Statement No. 333-19357 on Form S-1, originally filed with the SEC on January 7, 1997, File No. 1-14645).

     10.30        Supplement No. 3 to the Grantor Trust Agreement dated as of
                  May 18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                  Trust Agreement, dated as of September 30, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, File No. 1-14645).

     10.31        Grantor Trust Agreement, dated May 8, 1991, between the
                  Company and Texas Commerce Bank, N.A. ("Texas Bank")
                  (incorporated by reference to Exhibit 10.41 of the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1992,
                  File No. 1-14645).

     10.32        Supplement and Succession Agreement to Grantor Trust
                  Agreement, dated as of October 13, 1992, among Union Bank,
                  Texas Bank, the Company, and certain beneficiaries under the Grantor Trust Agreement (incorporated by reference to Exhibit
                  10.51 to the Company's Registration Statement No. 33-571261 on
                  Form S-2, originally filed with the SEC on January 15, 1993,
                  File No. 1-14645).

     10.33        Supplement to Grantor Trust Agreement, dated as of November
                  20, 1996, by the Company in favor of Union Bank (incorporated by reference to Exhibit 10.43 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

     10.34        Supplement No. 2 to Grantor Trust Agreement, dated as of
                  January 22, 1998, between the Company and a majority of the persons presently named as beneficiaries under the Grantor
                  Trust Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, File No. 1-14645).

     10.35        Supplement No. 3 to Grantor Trust Agreement, dated as of May
                  18, 1999, between the Company and a majority of the persons presently named as beneficiaries under the Grantor Trust
                  Agreement, dated as of May 8, 1991, as supplemented, between the Company and Union Bank of California, N.A., (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, File No.
                  1-14645).

     10.36        Trust Agreement, dated as of July 22, 1992, establishing the
                  Company's Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

     10.37        Thousand Trails, Inc. Employee Savings Trust, dated as of July
                  1, 1994, between the Company and its subsidiaries and the Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.38        Agreement for the Thousand Trails, Inc. Non-Qualified Deferred
                  Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

     10.39        Agreement for the Thousand Trails, Inc. Employee Stock
                  Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8, filed with the SEC on July 22, 1999).

     10.40 Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

     10.41 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit
                  10.44 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.42 Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

     10.43        Stockholder Agreement, dated as of April 5, 1999, between the
                  Company and Carl Marks Management Company, L.P et. al.
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999, File No. 1-14645).

     10.44        Sample form of current Membership Contract.

     11.1         Statement re: Computation of Per Share Earnings.

     21.1         Subsidiaries of the Registrant

     23.1         Consent of Arthur Andersen LLP.

     27.1 Financial Data Schedule as of and for the year ended June 30, 2000.