Form 10-Q
period 2000-09-30
THOUSAND TRAILS INC /DE/
filed 2000-11-13
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of ________ to ________

Commission File Number 1-14645

THOUSAND TRAILS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2138671

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2711 LBJ Freeway, Suite 200, Dallas, Texas	75234

(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (972) 243-2228

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 13, 2000, was 8,084,374.

Thousand Trails, Inc.

Index

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000	3

Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999	4

Consolidated Statement of Shareholders’ Equity for the three months ended September 30, 2000	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and September 30, 1999	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	23

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	June 30,
	2000	2000

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$1,338	$2,420

Current portion of receivables, net of allowance of $1.0 million and $.9 million, respectively	1,796	1,668

Current portion of deferred membership selling expenses	1,715	1,387

Current portion of net deferred tax assets	3,829	3,780

Other current assets	2,105	2,105

Total Current Assets	10,783	11,360

Restricted cash	1,106	1,320

Receivables, net of allowances and discount of $1.2 million and $1.0 million, respectively	5,058	4,107

Campground land	22,981	22,981

Buildings and equipment, net of accumulated depreciation of $20.8 million and $20.1 million, respectively	22,106	22,396

Land held for sale	2,965	2,965

Deferred membership selling expenses	4,685	3,790

Net deferred tax assets	4,711	5,362

Other assets	581	234

Total Assets	$74,976	$74,515

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable	$1,752	$1,904

Accrued interest	99	103

Other accrued liabilities	7,196	7,498

Current portion of long-term debt	3,072	2,905

Accrued construction cost	1,888	1,888

Current portion of deferred revenue	17,376	21,977

Total Current Liabilities	31,383	36,275

Long-term debt	7,877	7,043

Deferred revenue	14,804	12,106

Deferred tax credit	216	—

Other liabilities	1,044	982

Total Liabilities	55,324	56,406

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding Common stock, $.01 par value, 15,000,000 shares authorized, 8,084,374 and 7,980,592 shares issued and outstanding, respectively, after deducting 189,454 and 190,736 shares held in Treasury, respectively	81	80

Additional paid-in capital	21,153	21,080

Accumulated deficit subsequent to December 31, 1991, date of emergence from bankruptcy	(1,444)	(2,914)

Accumulated other comprehensive loss	(138)	(137)

Total Shareholders’ Equity	19,652	18,109

Total Liabilities and Shareholders’ Equity	$74,976	$74,515

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,

	2000	1999

Revenues

Membership contracts originated	$6,158	$2,150

Change in deferred revenue	(3,818)	(1,106)

Membership sales revenue	2,340	1,044

Membership dues	10,086	9,047

Other campground revenue	8,554	7,831

RPI membership fees	912	835

Interest income	418	295

Gain on asset sales	150	4

Other income	850	777

Total Revenues	23,310	19,833

Expenses

Campground operating expenses	14,297	12,710

Membership origination costs	2,854	1,140

Change in deferred origination costs	(1,223)	(252)

Marketing expenses	1,494	846

RPI membership expenses	436	517

Corporate member services	361	369

Interest expense and amortization	336	296

General and administrative expenses	2,293	2,070

Total Expenses	20,848	17,696

Income Before Income Taxes	2,462	2,137

Income Taxes —

Income tax provision — current	(174)	(141)

Income tax provision — deferred	(818)	(702)

	(992)	(843)

Net Income	$1,470	$1,294

Net Income per Share — Basic	$.18	$.16

Net Income per Share — Diluted	$.17	$.15

Shares Used to Calculate Net Income Per Share:

Basic	8,010	7,983

Diluted	8,570	8,622

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
For the Three Months Ended September 30, 2000
(Dollars in thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance, June 30, 2000	$80	$21,080	$(2,914)	$(137)	$18,109

Issuance of common stock	1	84	—	—	85

Purchase of treasury stock	—	(11)	—	—	(11)

Other Comprehensive Loss	—	—	—	(1)	(1)

Net income for the three months ended September 30, 2000	—	—	1,470	—	1,470

Comprehensive Income					1,469

Balance, September 30, 2000	$81	$21,153	$(1,444)	$(138)	$19,652

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Collections of principal on receivables	$1,082	$779

Interest received	391	265

Interest paid	(335)	(296)

General and administrative and corporate member services costs	(2,971)	(2,450)

Cash collected from operations, including deferred revenue	15,208	14,200

Cash from sales of memberships	3,417	1,467

Expenditures for property operations	(13,647)	(11,599)

Expenditures for sales and marketing	(3,902)	(1,998)

Expenditures for insurance premiums	(1,267)	(901)

Payment of income taxes	(100)	(15)

Other, net	214	(242)

Net cash used in operating activities	(1,910)	(790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(430)	(218)

Proceeds from asset sales	183	4

Net cash used in investing activities	(247)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Credit Agreement	1,025	669

Purchase of treasury stock	(11)	(564)

Payment of notes	(24)	—

Issuance of common stock	85	4

Net cash provided by financing activities	1,075	109

DECREASE IN CASH AND CASH EQUIVALENTS	(1,082)	(895)

CASH AND CASH EQUIVALENTS
Beginning of period	2,420	2,197

End of period	$1,338	$1,302

— continued —

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2000	1999

Reconciliation of net income to net cash provided by operating activities:

Net Income	$1,470	$1,294

Adjustments to reconcile net income to net cash used in operating activities —

Depreciation	687	645

Bad debt provision	422	17

Amortization of interest yield, collection costs and valuation allowance	—	(57)

Change in deferred sales revenue	3,818	1,106

Change in deferred membership origination costs	(1,223)	(252)

Gain on asset sales	(150)	(4)

Deferred income tax provision	818	702

Decrease in restricted cash	214	242

Decrease (increase) in receivables	(1,502)	34

Decrease (increase) in other assets	(347)	1,053

Increase (decrease) in accounts payable	(152)	228

Decrease in accrued interest	(4)	(13)

Decrease in deferred dues	(5,222)	(5,108)

Decrease in other liabilities	(739)	(677)

Total adjustments	(3,380)	(2,084)

Net cash used in operating activities	$(1,910)	$(790)

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2000
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 63 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 169 public campgrounds for the U.S. Forest Service. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (“Trails Management”), and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (“Leisure Time”). See Note 2 — Business Combination.

The accompanying consolidated financial statements of the Company have not been examined by independent accountants, but in the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2000.

The Company emerged from proceedings under Chapter 11 of the Bankruptcy Code on December 31, 1991, pursuant to a confirmed plan of reorganization. Due to the Company’s emergence from bankruptcy, the Company adopted fresh start reporting, under which a new reporting entity was created and assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three month periods ended September 30, 2000 and 1999, and in the consolidated balance sheet as of June 30, 2000.

Reclassification
Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 — BUSINESS COMBINATION

On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time, which owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 15,000 members. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

The purchase price for the stock of Leisure Time was approximately $7.7 million in cash. In connection with the acquisition, the Company also paid in full all of the outstanding real estate debt on Leisure Time’s campgrounds, which totaled approximately $2.3 million.

The acquisition of Leisure Time was accounted for as a purchase transaction; accordingly, operating results for Leisure Time are reported from the date of acquisition. No goodwill was recorded on the acquisition because the purchase price did not exceed the estimated values of the identifiable assets received less liabilities assumed. The allocation of the purchase price of Leisure Time is based on preliminary estimates of fair value, and may be revised at a later date.

NOTE 3 — COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, as well as net income reported on the income statement. The Company lists items of other comprehensive income by their nature in its financial statements and presents the accumulated balance of such items separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheet. Currently, the Company’s only item of other comprehensive income is its foreign currency translation adjustment.

The following table provides statements of comprehensive income for the three months ended September 30, 2000 and 1999 (dollars in thousands):

	For the three months ended
	September 30,

	2000	1999

	(Unaudited)
Net Income	$1,470	$1,294

Foreign Currency Translation Adjustment	(1)	—

Comprehensive Income	$1,469	$1,294

NOTE 4 — SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company’s operating revenues. Each segment is differentiated by the products or services it offers.

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

RPI sells memberships that allow members to use any of the approximately 300 recreational facilities participating in RPI’s reciprocal use system, subject to certain limitations. Operating revenue consists of annual membership fees paid by members.

Trails Management manages 169 public campgrounds for the U.S. Forest Service. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment.

	Three months ended September 30, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$16,710	$912	$1,930	$52	$19,604

Membership sales revenue	2,340	—	—	—	2,340

Income (loss) before income taxes	3,125	476	433	(1,572)	2,462

	Three months ended September 30, 1999

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$15,114	$835	$1,764	$76	$17,789

Membership sales revenue	1,044	—	—	—	1,044

Income (loss) before income taxes	3,113	318	365	(1,659)	2,137

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the three months ended September 30, 2000 and 1999, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the three months ended
	September 30,

	2000	1999

	(Unaudited)
Net Income	$1,470	$1,294

Weighted Average Number of Shares — Basic	8,010	7,983

Dilutive Options	560	639

Weighted Average Number of Shares — Diluted	8,570	8,622

Net Income Per Share — Basic	$.18	$.16

Net Income Per Share — Diluted	$.17	$.15

Since inception, the Company has not paid any dividends. The credit agreement (“Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”) prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 6 — LONG TERM DEBT

On September 30, 2000, the Company had $10.6 million of outstanding borrowings under its Credit Agreement with Foothill, and it had the ability to borrow an additional $3.7 million for working capital purposes. Under the Credit Agreement, the first $15.0 million of borrowings bear interest at prime plus .25% per annum, borrowings over $15.0 million and up to $25.0 million bear interest at prime plus .50% per annum, and borrowings over $25.0 million bear interest at prime plus 1.5% per annum, subject to a minimum interest rate of 7% per annum. All borrowings under the Credit Agreement will mature on January 17, 2003.

The Company’s ability to borrow under the Credit Agreement for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Credit Agreement, including certain covenants respecting minimum earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth. The Credit Agreement prohibits the Company from borrowing from other sources in significant amounts except for equipment purchases.

The Company has granted liens on substantially all of its assets to secure its obligations under the Credit Agreement. In addition, the Company’s subsidiaries other than an immaterial utility subsidiary have guaranteed the Company’s obligations under the Credit Agreement and, subject to certain limitations, have granted liens on substantially all of their assets to secure their guarantees.

The Credit Agreement limits the type of investments in which the Company may invest its available cash, resulting in a relatively low yield.

NOTE 7 — CONTINGENCIES

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of September 30, 2000 and June 30, 2000, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $638,000 and $650,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base
The Company derives a significant portion of its ongoing operating revenue from its campground members (93% in fiscal 2000). The Company’s membership base has declined over the past five fiscal years. Although the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 3% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company’s membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, similar to the acquisition of Leisure Time.

Environmental Issues
Certain environmental issues may exist at some of the Company’s campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company’s operations or financial position.

Litigation
Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999 in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff brought suit against a subsidiary of the Company alleging that the defendant owes the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. The defendant denies the claim and is vigorously defending the lawsuit. Although discovery in this lawsuit has not been completed, management does not believe that it will have a material adverse impact on the Company’s operations or financial position.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company’s operations or financial position.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company had no non-cash investing or financing activities as defined by Statement of Financial Accounting Standards No. 95 during the three month periods ended September 30, 2000 and 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
             of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the SEC on September 28, 2000.

All capitalized terms used herein have the same meaning as those defined in Item 1 — Financial Statements.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after September 30, 2000. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company’s efforts to downsize its business, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

LIQUIDITY AND CAPITAL RESOURCES

Current Business Strategy. The Company’s current business strategy is to improve its campground operations and stabilize its campground membership base through increased sales and marketing efforts and the acquisition of members through the purchase of other campground membership operations. The Company believes there is a viable market for campground memberships and that it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company has also acquired members through the purchase of Leisure Time, and it believes it may be possible to acquire additional members through the purchase of other membership campground operations, many of whom are experiencing financial difficulties.

Over the past several years, the Company’s membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

Acquisition of Leisure Time. On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time, which owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 15,000 members. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

The operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The acquisition was accretive to earnings in the current quarter as the Company has reduced expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time’s members and campgrounds are similar to the Company’s, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company’s membership base is declining.

Cash. On September 30, 2000, the Company had $1.3 million of cash and cash equivalents, a decrease of $1.1 million from June 30, 2000. During the three months ended September 30, 2000, the Company’s operating activities used $1.9 million of cash, its investing activities used $247,000 of cash, and its financing activities produced $1.1 million of cash. The Company’s investing activities consisted of $430,000 in capital expenditures at the campgrounds, partially offset by $183,000 in proceeds from the sale of assets. The Company’s financing activities consisted primarily of net borrowings of $1.0 million under the Credit Agreement with Foothill, proceeds of $85,000 from the issuance of common stock, and a payment of $11,000 for the purchase of 2,500 shares of common stock.

The Company experiences lower cash flow from operating activities during the first quarter of its fiscal year because of the seasonal nature of its operations. The Company receives the majority of the dues revenue from its members during the winter, while incurring a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

With respect to the Company’s operating activities, for the three months ended September 30, 2000, the principal sources of operating cash were $15.2 million from operations, $1.5 million in principal and interest collections on contracts receivable, and $3.4 million from sales of campground memberships. Principal uses of operating cash for the three months ended September 30, 2000, were $13.6 million in operating expenses, $3.0 million in administrative expenses (including general and administrative expenses and corporate members services costs), $3.9 million in membership origination costs and marketing expenses, and $1.3 million in insurance premiums.

As of the date of this report, the Company had $11.5 million of outstanding borrowings under its Credit Agreement with Foothill, and it had the ability to borrow an additional $2.8 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Credit Agreement will be adequate for the Company’s operating and other cash requirements.

While any borrowings are outstanding under the Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

Material Changes in Financial Condition

Total assets increased by $461,000 during the three months ended September 30, 2000. Cash decreased by $1.1 million as discussed above. Contracts receivable increased by $1.1 million due primarily to an increase in the percentage of financed sales. Cash collections of $1.1 million on the existing portfolio were offset by new financed sales. Buildings and equipment decreased by $290,000 million due primarily to depreciation, partially offset by capital expenditures made at certain campgrounds. Other assets increased by $347,000 due primarily to increases in workers’ compensation deposits. Deferred tax assets decreased by $818,000 in the current period as a result of deferred tax expense recognized in the current period.

Total liabilities decreased by $1.1 million during the three months ended September 30, 2000, primarily as a result of a $1.9 million decrease in deferred revenue related to membership sales and dues. Deferred sales revenue increased by $3.8 million due to increases in membership contracts originated, and deferred dues revenue decreased by $5.7 million because dues revenue recognized during the period exceeded dues collected. Long term debt increased by $1.0 million as a result of increased borrowing under the Credit Agreement. Accounts payable increased by $152,000 due to the timing of payments and other accrued liabilities decreased by $302,000 due primarily to payments of accrued wages and benefits, partially offset by an increase in accrued property taxes.

Market Risk and Interest Rate Sensitivity. As noted above, as of September 30, 2000, the Company had $10.6 million of outstanding borrowings under its Credit Agreement with Foothill (see “Liquidity and Capital Resources — Cash”). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company’s interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. At the level of borrowings in place as of September 30, 2000, a hypothetical ten percent change in market interest rates over the next year would increase the Company’s interest expense by approximately $100,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three months ended September 30, 2000 and 1999. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Three Months Ended September 30, 2000 and 1999

Net Income. The Company reported net income of $1.5 million or $.17 per diluted share on revenues of $23.3 million for the three months ended September 30, 2000. This compares with net income of $1.3 million or $.15 per diluted share on revenues of $19.8 million for the same period last year.

The Company’s revenues increased in the current period due primarily to higher dues revenue and ancillary revenue from the acquisition of Leisure Time and increased membership sales revenue. Due to greater sales activity, membership sales revenues increased even though the unfavorable impact from the net deferral of sales revenues and expenses was $1.7 million higher in the current period. Expenses were also higher in the current period due primarily to the operation of the Leisure Time campgrounds and increased sales and marketing efforts.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and Resort Parks International, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 2000 and 1999.

Thousand Trails, Inc. and Subsidiaries

Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2000	1999

Campground Operations

Membership dues	$10,086	$9,047

Campground revenues	6,624	6,067

Cost of campground revenues	(2,918)	(2,630)

Operating expenses	(9,882)	(8,681)

Contribution from campground operations	3,910	3,803

Sales

Membership contracts originated	6,158	2,150

Change in deferred revenue	(3,818)	(1,106)

Membership sales revenue	2,340	1,044

Membership origination costs	(2,854)	(1,140)

Change in deferred origination costs	1,223	252

Marketing expenses	(1,494)	(846)

Loss on sales	(785)	(690)

Trails Management

Revenues	1,930	1,764

Expenses	(1,497)	(1,399)

Contribution from Trails Management	433	365

Resort Parks International

Revenues	912	835

Expenses	(436)	(517)

Contribution from RPI	476	318

Other income	798	701

Corporate member services	(361)	(369)

General and administrative expense	(2,293)	(2,070)

Other	52	76

Income before interest income and expense, gain on asset sales and taxes	2,230	2,134

Interest income	418	295

Interest expense	(336)	(296)

Gain on asset sales	150	4

Income before taxes	$2,462	$2,137

Operating Income. During the three months ended September 30, 2000, the Company achieved a positive contribution from operations of $2.2 million, compared with $2.1 million in the same period last year. The increase was due primarily to higher contributions from campground operations, Trails Management, and RPI, partially offset by an increase in the negative contribution from the Company’s sales operations. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer. Commencing December 16, 1999, the operating results of Leisure Time are included in the operating results of the Company.

Campground membership dues revenue was $10.1 million for the three months ended September 30, 2000, compared with $9.0 million for the same period last year. The increase in dues revenue was due primarily to the addition of $1.2 million in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $6.6 million for the three months ended September 30, 2000, compared with $6.1 million for the same period last year. The related expenses were $2.9 million for the three months ended September 30, 2000, compared with $2.6 million for the same period last year. The increase in other campground revenues during the current period was due primarily to $487,000 in revenue from Leisure Time’s campgrounds. The increase in expenses during the current period resulted from $170,000 in expenses from Leisure Time’s campgrounds, as well as higher labor costs and expenses at the Company’s other campgrounds.

Campground operating expenses were $9.9 million for the three months ended September 30, 2000, compared with $8.7 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to $1.0 million of expenses from Leisure Time’s campgrounds. In addition, the Company experienced an increase in labor costs, maintenance expenses, and utilities at its other campgrounds.

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

For the three months ended September 30, 2000, the Company originated membership contracts of $6.2 million, compared with $2.2 million in the same period last year. During the current period, the Company originated more new membership contracts at higher average sales prices than in the prior period, and also originated contracts totaling $2.2 million from an upgrade program at Leisure Time’s campgrounds involving its existing members. During the three months ended September 30, 2000, the Company originated approximately 1,290 new membership contracts at an average sales price of $2,945, and approximately 750 contracts in the Leisure Time upgrade program at an average sales price of $2,895. This compares with approximately 960 new membership contracts at an average sales price of $1,930 during the three months ended September 30, 1999. The upgrade program at Leisure Time is now complete; however, the Company intends to begin marketing a similar upgrade product to the existing members of Thousand Trails and NACO.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the three months ended September 30, 2000 and 1999, the Company recognized campground membership sales revenues of $2.3 million and $1.0 million, respectively. Membership sales revenue includes revenues of $1.4 million and $781,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $5.3 million and $1.9 million, respectively, which will be recognized in future periods. In the current period, the Company recognized $559,000 in sales revenue related to Leisure Time.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 2000 and 1999, the Company recognized selling expenses of $1.6 million and $888,000, respectively. These amounts include expenses of $420,000 and $190,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.7 million and $442,000, respectively, which will be recognized in future periods. In the current period, the Company recognized selling and marketing expenses related to Leisure Time of $385,000.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sales revenues by $785,000 and $690,000 for the three months ended September 30, 2000 and 1999, respectively. These expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

The Company’s selling and marketing efforts require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will continue to exceed its campground membership sales revenue. This disparity will increase as the Company grows campground membership sales.

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base. If the Company is not able to increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations similar to the acquisition of Leisure Time, the membership base will decline in the future, which will decrease the Company’s revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company’s business and results of operations.

Campground Management. Trails Management, a wholly owned subsidiary of the Company, manages 169 public campgrounds for the U.S. Forest Service. For the three months ended September 30, 2000, these operations produced a net contribution of $433,000 on revenues of $1.9 million, compared with a net contribution of $365,000 on revenues of $1.8 million for the same period last year. The increase in revenues between periods was due primarily to higher usage of the campgrounds, which the Company attributes to mild weather in the Northwest United States, where a majority of the campgrounds are located. The revenues and expenses related to the Company’s campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the three months ended September 30, 2000, RPI’s operations produced a net contribution of $476,000 on revenues of $912,000, compared with a net contribution of $318,000 on revenues of $835,000 for the same period last year. The increase in revenue during the current period resulted from a higher renewal rate. The decrease in operating expenses in the current period was due primarily to a decrease in professional expenses, lower marketing costs, and a decrease in the cost of operating supplies, partially offset by increases in labor costs and the cost of printed materials. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense. Interest income increased to $418,000 for the three months ended September 30, 2000, from $295,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. Also included in interest income in the prior period is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $32,000. The interest discount and valuation allowances were fully amortized at June 30, 2000. As the Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, in the short term, the interest earned on the Company’s portfolio of contracts receivable will increase compared with historical levels. However, in the long term, the interest earned on the Company’s portfolio of contracts receivable is expected to decrease as the portfolio declines.

Interest expense increased to $336,000 for the three months ended September 30, 2000, from $296,000 for the same period last year. This increase in the current period was primarily due to a higher interest rate on the Company’s borrowings under the Credit Agreement, compared with the same period last year.

Gain on Asset Sales. The Company recognized a gain of $150,000 on asset sales for the three months ended September 30, 2000, compared with $4,000 for the same period last year. The increase in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, the campgrounds that are closed if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, lot sales and fees received from third parties for billing and collection services. Other income was $850,000 for the three months ended September 30, 2000, compared with $777,000 for the same period last year. The increase in the current period was due primarily to an increase in collections of written-off contracts and delinquent dues. Fees for billing and collection services are expected to decline in future periods by approximately $350,000 per year because a primary customer has terminated its contract with the Company.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.7 million for the three months ended September 30, 2000, compared with $2.4 million for the same period last year. The increase in the current period was due primarily to $70,000 of expenses directly related to Leisure Time as well as higher labor and other operating costs that were partially offset by decreases in third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $174,000 for the three months ended September 30, 2000, compared with $141,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $20.9 million at June 30, 2000.

The Company recorded a deferred tax provision of $818,000 for the three months ended September 30, 2000, compared to $702,000 for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of September 30, 2000 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 —  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description
11.1	Statement re: Computation of Per Share Earnings.

27.1	Financial Data Schedule as of September 30, 2000.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date: November 13, 2000	By: /s/ William J. Shaw William J. Shaw President and Chief Executive Officer

Date: November 13, 2000	By: /s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
11.1	Statement re: Computation of Per Share Earnings.

27.1	Financial Data Schedule as of September 30, 2000.