Form 10-Q
period 2000-12-31
THOUSAND TRAILS INC /DE/
filed 2001-02-13
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of ________ to ________

Commission File Number 1-14645

THOUSAND TRAILS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2138671 (IRS Employer Identification No.)

2711 LBJ Freeway, Suite 200, Dallas, Texas (Address of Principal Executive Office)	75234 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (972) 243-2228

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 13, 2001, was 8,188,123.

Thousand Trails, Inc.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
 (Dollars in thousands)

	December 31,	June 30,
Assets	2000	2000

Current Assets	(Unaudited )

Cash and cash equivalents	$1,663	$2,420

Current portion of receivables, net of allowance of $1.0 million and $.9 million, respectively	1,846	1,668

Current portion of deferred membership selling expenses	1,953	1,387

Current portion of net deferred tax assets	4,629	3,780

Other current assets	1,667	2,105

Total Current Assets	11,758	11,360

Restricted cash	1,777	1,320

Receivables, net of allowances and discount of $1.2 million and $1.0 million, respectively	5,035	4,107

Campground land	22,981	22,981

Buildings and equipment, net of accumulated depreciation of $21.4 million and $20.1 million, respectively	21,964	22,396

Land held for sale	2,965	2,965

Deferred membership selling expenses	4,916	3,790

Net deferred tax assets	3,398	5,362

Other assets	590	234

Total Assets	$75,384	$74,515

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable	$1,289	$1,904

Accrued interest	88	103

Other accrued liabilities	6,361	7,498

Current portion of long-term debt	3,035	2,905

Accrued construction cost	1,888	1,888

Current portion of deferred revenue	20,826	21,977

Total Current Liabilities	33,487	36,275

Long-term debt	4,857	7,043

Deferred revenue	15,532	12,106

Other liabilities	948	982

Total Liabilities	54,824	56,406

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding Common stock, $.01 par value, 15,000,000 shares authorized, 8,084,374 and 7,980,592 shares issued and outstanding, respectively, after deducting 189,454 and 190,736 shares held in Treasury, respectively	81	80

Additional paid-in capital	21,153	21,080

Accumulated deficit	(535)	(2,914)

Accumulated other comprehensive loss	(139)	(137)

Total Shareholders’ Equity	20,560	18,109

Total Liabilities and Shareholders’ Equity	$75,384	$74,515

      The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
 (Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the six months ended December 31,

	2000	1999

Revenues

Membership contracts originated	$9,583	$3,771

Change in deferred revenue	(5,189)	(1,671)

Membership sales revenue	4,394	2,100

Membership dues	20,136	18,028

Other campground revenue	11,716	10,748

RPI membership fees	1,674	1,617

Interest income	844	653

Gain on asset sales	154	22

Other income	1,476	1,667

Total Revenues	40,394	34,835

Expenses

Campground operating expenses	24,020	21,207

Membership origination costs	4,629	2,149

Change in deferred origination costs	(1,691)	(370)

Marketing expenses	2,648	1,634

RPI membership expenses	891	966

Corporate member services	676	674

Interest expense and amortization	670	670

General and administrative expenses	4,587	4,292

Total Expenses	36,430	31,222

Income Before Income Taxes	3,964	3,613

Income Taxes —

Income tax provision —current	(470)	(322)

Income tax provision —deferred	(1,115)	(1,103)

	(1,585)	(1,425)

Net Income	$2,379	$2,188

Net Income per Share — Basic	$.29	$.27

Net Income per Share — Diluted	$.28	$.25

Shares Used to Calculate Net Income Per Share:

Basic	8,047	7,980

Diluted	8,578	8,617

      The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
 (Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended December 31,

	2000	1999

Revenues

Membership contracts originated	$3,425	$1,621

Change in deferred revenue	(1,371)	(565)

Membership sales revenue	2,054	1,056

Membership dues	10,050	8,981

Other campground revenue	3,162	2,917

RPI membership fees	762	782

Interest income	426	358

Gain on asset sales	4	18

Other income	626	890

Total Revenues	17,084	15,002

Expenses

Campground operating expenses	9,723	8,497

Membership origination costs	1,775	1,009

Change in deferred origination costs	(468)	(118)

Marketing expenses	1,154	788

RPI membership expenses	455	449

Corporate member services	315	305

Interest expense and amortization	334	374

General and administrative expenses	2,294	2,222

Total Expenses	15,582	13,526

Income Before Income Taxes	1,502	1,476

Income Taxes —

Income tax provision — current	(296)	(181)

Income tax provision — deferred	(297)	(401)

	(593)	(582)

Net Income	$909	$894

Net Income per Share — Basic	$.11	$.11

Net Income per Share — Diluted	$.11	$.10

Shares Used to Calculate Net Income Per Share:

Basic	8,084	7,978

Diluted	8,585	8,612

      The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended December 31, 2000
 (Dollars in thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance, June 30, 2000	$80	$21,080	($2,914)	($137)	$18,109

Issuance of common stock	1	84	—	—	85

Purchase of treasury stock	—	(11)	—	—	(11)

Other Comprehensive Loss	—	—	—	(2)	(2)

Net income for the six months ended December 31, 2000	—	—	2,379	—	2,379

Comprehensive Income	—	—	—	—	2,377

Balance, December 31, 2000	$81	$21,153	($535)	($139)	$20,560

      The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Collections of principal on receivables	$2,162	$1,467

Interest received	804	589

Interest paid	(670)	(670)

General and administrative and corporate member services costs	(5,874)	(5,831)

Cash collected from operations, including deferred revenue	32,842	31,764

Cash from sales of memberships	5,983	2,499

Expenditures for property operations	(23,779)	(20,972)

Expenditures for sales and marketing	(6,934)	(3,819)

Expenditures for insurance premiums	(1,648)	(1,301)

Payment of income taxes	(429)	(43)

Other, net	(457)	(261)

Net cash provided by operating activities	2,000	3,422

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(966)	(593)

Acquisition of Leisure Time	—	(7,928)

Proceeds from asset sales	191	57

Net cash used in investing activities	(775)	(8,464)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under Credit Agreement	(2,022)	7,779

Purchase of treasury stock	(11)	(564)

Payment of notes	(34)	(2,367)

Issuance of common stock	85	8

Net cash (used in) provided by financing activities	(1,982)	4,856

DECREASE IN CASH AND CASH EQUIVALENTS	(757)	(186)

CASH AND CASH EQUIVALENTS

Beginning of period	2,420	2,197

End of period	$1,663	$2,011

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
 (Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2000	1999

Reconciliation of net income to net cash provided by operating activities:

Net Income	$2,379	$2,188

Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation	1,360	1,288

Bad debt provision	473	76

Amortization of interest yield, collection costs and valuation allowance	—	(114)

Change in deferred sales revenue	5,189	1,671

Change in deferred membership origination costs	(1,691)	(370)

Gain on asset sales	(154)	(22)

Deferred income tax provision	1,115	1,114

Increase in restricted cash	(457)	(261)

Decrease (increase) in receivables	(1,590)	117

Decrease in other assets	93	1,658

Decrease in accounts payable	(615)	(808)

Increase (decrease) in accrued interest	(15)	28

Decrease in deferred dues	(2,610)	(1,610)

Decrease in other liabilities	(1,475)	(1,532)

Other, net	(2)	(41)

Total adjustments	(379)	1,234

Net cash provided by operating activities	$2,000	$3,422

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2000
 (Unaudited)

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 63 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 241 public campgrounds for the U.S. Forest Service and other entities. Operating revenues consist primarily of membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (“Trails Management”), and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (“Leisure Time”). See Note 2 —Business Combination.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 2000 and 1999, and in the consolidated balance sheet as of June 30, 2000.

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

The following table provides statements of comprehensive income for the six and three months ended December 31, 2000 and 1999 (dollars in thousands):

	For the six months ended		For the three months ended
	December 31		December 31,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
Net Income	$2,379	$2,188	$909	$894

Foreign Currency Translation Adjustment	(2)	2	(1)	2

Comprehensive Income	$2,377	$2,190	$908	$896

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

Trails Management manages 241 public campgrounds for the U.S. Forest Service and other entities. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment.

	Six months ended December 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$29,863	$1,674	$1,989	$101	$33,627

Membership sales revenue	4,394	—	—	—	4,394

Income (loss) before income taxes	6,442	783	198	(3,459)	3,964

	Six months ended December 31, 1999

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$26,953	$1,617	$1,823	$172	$30,565

Membership sales revenue	2,100	—	—	—	2,100

Income (loss) before income taxes	6,058	651	198	(3,294)	3,613

	Three months ended December 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,153	$762	$59	$49	$14,023

Membership sales revenue	2,054	—	—	—	2,054

Income (loss) before income taxes	3,317	307	(235)	(1,887)	1,502

	Three months ended December 31, 1999

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$11,839	$782	$59	$96	$12,776

Membership sales revenue	1,056	—	—	—	1,056

Income (loss) before income taxes	2,945	333	(167)	(1,635)	1,476

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the six and three months ended December 31, 2000 and 1999, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the six months ended		For the three months ended
	December 31,		December 31,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
Net Income	$2,379	$2,188	$909	$894

Weighted Average Number of Shares — Basic	8,047	7,980	8,084	7,978

Dilutive Options	531	637	501	634

Weighted Average Number of Shares — Diluted	8,578	8,617	8,585	8,612

Net Income Per Share — Basic	$.29	$.27	$.11	$.11

Net Income Per Share — Diluted	$.28	$.25	$.11	$.10

Since inception, the Company has not paid any dividends. The credit agreement (“Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”) prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 6 — LONG TERM DEBT

On December 31, 2000, the Company had $7.6 million of outstanding borrowings under its Credit Agreement with Foothill, and it had the ability to borrow an additional $4.9 million for working capital purposes. Borrowings under the Credit Agreement bear interest at prime plus .25% per annum, subject to a minimum interest rate of 7% per annum. All borrowings under the Credit Agreement will mature on January 17, 2003.

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

NOTE 7 — CONTINGENCIES

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of December 31, 2000 and June 30, 2000, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $584,000 and $650,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company had no non-cash investing or financing activities as defined by Statement of Financial Accounting Standards No. 95 during the six months ended December 31, 2000 and 1999.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after December 31, 2000. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company’s efforts to downsize its business, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

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

Over the past several years, the Company’s membership base has been declining. In response to this decline, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

Acquisition of Leisure Time. On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time, which owns and operates 10 membership campgrounds in Washington and Oregon serving approximately 15,000 members. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

The operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The acquisition was accretive to earnings in the current six and three month periods as the Company has reduced expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time’s members and campgrounds are similar to the Company’s, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company’s membership base is declining.

Cash. On December 31, 2000, the Company had $1.7 million of cash and cash equivalents, a decrease of $757,000 from June 30, 2000. During the six months ended December 31, 2000, the Company’s operating activities provided $2.0 million of cash, its investing activities used $775,000 of cash, and its financing activities used $2.0 million of cash. The Company’s investing activities consisted of $966,000 in capital expenditures at the campgrounds, partially offset by $191,000 in proceeds from the sale of assets. The Company’s financing activities consisted primarily of net repayments of $2.0 million under the Credit Agreement with Foothill, proceeds of $85,000 from the issuance of common stock, and a payment of $11,000 for the purchase of 2,500 shares of common stock.

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

With respect to the Company’s operating activities, for the six months ended December 31, 2000, the principal sources of operating cash were $32.8 million from operations, $2.2 million in principal and interest collections on contracts receivable, and $6.0 million from sales of campground memberships. Principal uses of operating cash for the six months ended December 31, 2000, were $23.8 million in operating expenses, $5.9 million in administrative expenses (including general and administrative expenses and corporate members services costs), $6.9 million in membership origination costs and marketing expenses, and $1.6 million in insurance premiums.

As of the date of this report, the Company had $2.2 million of outstanding borrowings under its Credit Agreement with Foothill, and it had the ability to borrow an additional $4.7 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the

Credit Agreement will be adequate for the Company’s operating and other cash requirements. While any borrowings are outstanding under the Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill.

Material Changes in Financial Condition

Total assets increased by $869,000 during the six months ended December 31, 2000. Cash decreased by $757,000 as discussed above. Contracts receivable increased by $1.1 million due primarily to an increase in the percentage of financed sales. Cash collections of $2.2 million on the existing portfolio were offset by new financed sales. Buildings and equipment decreased by $432,000 million due primarily to depreciation, partially offset by capital expenditures made at certain campgrounds. Other assets increased by $356,000 due primarily to increases in workers’ compensation deposits. Deferred tax assets decreased by $1.1 million in the current period as a result of deferred tax expense recognized in the current period.

Total liabilities decreased by $1.6 million during the six months ended December 31, 2000, primarily as a result of decreases in long term debt, deferred dues revenue, accounts payable and other accrued liabilities, partially offset by an increase in deferred revenue related to membership sales. Deferred dues decreased by $2.6 million because dues revenue recognized during the period exceeded dues collected. Long term debt decreased by $2.0 million as a result of repayments under the Credit Agreement. Accounts payable decreased by $615,000 due to the timing of payments and other accrued liabilities decreased by $1.2 million due primarily to payments of accrued wages and benefits. Deferred sales revenue increased by $5.2 million due to increases in membership sales contracts originated.

Market Risk and Interest Rate Sensitivity. As noted above, as of December 31, 2000, the Company had $7.6 million of outstanding borrowings under its Credit Agreement with Foothill (see “Liquidity and Capital Resources —Cash”). The borrowings under the Credit Agreement accrue interest at rates that fluctuate with changes in the prime rate and the Company, therefore, has exposure to changing interest rates because increases in interest rates would increase the Company’s interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. At the level of borrowings in place as of December 31, 2000, a hypothetical ten percent change in market interest rates over the next year would increase the Company’s interest expense by approximately $100,000. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six months ended December 31, 2000 and 1999. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Six Months Ended December 31, 2000 and 1999

Net Income. The Company reported net income of $2.4 million or $.28 per diluted share on revenues of $40.4 million for the six months ended December 31, 2000. This compares with net income of $2.2 million or $.25 per diluted share on revenues of $34.8 million for the same period last year.

The Company’s revenues increased in the current period due primarily to higher dues revenue and ancillary revenue from the acquisition of Leisure Time and increased membership sales revenue. Due to greater sales activity, membership sales revenues increased even though the unfavorable impact from the net deferral of sales revenues and expenses was $2.2 million higher in the current period. Expenses were also higher in the current period due primarily to the operation of the Leisure Time campgrounds and increased sales and marketing efforts.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 2000 and 1999.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
 (Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2000	1999

Campground Operations

Membership dues	$20,136	$18,028

Campground revenues	9,727	8,925

Cost of campground revenues	(4,594)	(4,141)

Operating expenses	(17,635)	(15,441)

Contribution from campground operations	7,634	7,371

Sales

Membership contracts originated	9,583	3,771

Change in deferred revenue	(5,189)	(1,671)

Membership sales revenue	4,394	2,100

Membership origination costs	(4,629)	(2,149)

Change in deferred origination costs	1,691	370

Marketing expenses	(2,648)	(1,634)

Loss on sales	(1,192)	(1,313)

Trails Management

Revenues	1,989	1,823

Expenses	(1,791)	(1,625)

Contribution from Trails Management	198	198

Resort Parks International

Revenues	1,674	1,617

Expenses	(891)	(966)

Contribution from RPI	783	651

Other income	1,375	1,496

Corporate member services	(676)	(674)

General and administrative expense	(4,587)	(4,293)

Other	101	172

Income before interest income and expense, gain on asset sales and taxes	3,636	3,608

Interest income	844	653

Interest expense	(670)	(670)

Gain on asset sales	154	22

Income before taxes	$3,964	$3,613

Operating Income. During the six months ended December 31, 2000 and 1999, the Company achieved a positive contribution from operations of $3.6 million. While operating income remained constant between the two periods, the contribution from campground operations and RPI increased in the current period and the negative contribution from the Company’s sales operations decreased in the current period. These improvements were offset by a decrease in other income during the current period. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

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

Campground membership dues revenue was $20.1 million for the six months ended December 31, 2000, compared with $18.0 million for the same period last year. The increase in dues revenue was due primarily to the addition of $2.4 million in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $9.7 million for the six months ended December 31, 2000, compared with $8.9 million for the same period last year. The related expenses were $4.6 million for the six months ended December 31, 2000, compared with $4.1 million for the same period last year. The increase in other campground revenue during the current period was due primarily to $565,000 in revenue from Leisure Time’s campgrounds and fees generated by an extended stay program at some of the Company’s other campgrounds. The increase in expenses during the current period resulted from $211,000 in expenses from Leisure Time’s campgrounds, as well as higher labor costs and expenses at the Company’s other campgrounds.

Campground operating expenses were $17.6 million for the six months ended December 31, 2000, compared with $15.4 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to $2.0 million of expenses from Leisure Time’s campgrounds. In addition, the Company experienced an increase in labor costs, maintenance expenses, and utilities at its other campgrounds.

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

For the six months ended December 31, 2000, the Company originated membership contracts of $9.6 million, compared with $3.8 million in the same period last year. During the current period, the Company originated more new membership contracts at higher average sales prices than in the prior period, and also originated contracts totaling $3.8 million from upgrade programs involving its existing members. During the current period the Company completed the upgrade program offered to Leisure Time’s existing members, and began marketing a similar product to the existing members of Thousand Trails and NACO. During the six months ended December 31, 2000, the Company originated 2,297 new membership contracts at an average sales price of $2,548 and 1,270 contracts in the upgrade programs at an average sales price of $2,995. This compares with approximately 1,965 new membership contracts at an average sales price of $1,916 during the six months ended December 31, 1999.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the six months ended December 31, 2000 and 1999, the Company recognized campground membership sales revenues of $4.4 million and $2.1 million, respectively. Membership sales revenue includes revenues of $3.0 million and $1.6 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $8.2 million and $3.3 million, respectively, which will be recognized in future periods. In the current period, the Company recognized $967,000 in sales revenue related to Leisure Time.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 2000 and 1999, the Company recognized selling expenses of $2.9 million and $1.8 million, respectively. These amounts include expenses of $910,000 and $404,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $2.6 million and $774,000, respectively, which will be recognized in future periods. In the current period, the Company recognized selling and marketing expenses related to Leisure Time of $429,000.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sales revenues by $1.2 million and $1.3 million for the six months ended December 31, 2000 and 1999, respectively. These expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

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

Campground Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 241 public campgrounds for the U.S. Forest Service and other entities. For the six months ended December 31, 2000, these operations produced a net contribution of $198,000 on revenues of $2.0 million, compared with a net contribution of $198,000 on revenues of $1.8 million for the same period last year. The increase in revenues between periods was due primarily to higher usage of the campgrounds, which the Company attributes to mild weather in the Northwest United States, where a majority of the campgrounds are located. Trails Management was recently awarded contracts to manage 72 campgrounds in addition to the 169 campgrounds that it managed during the periods presented. The Company expects further revenue growth as a result of these new contracts. The revenues and expenses related to the Company’s campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the six months ended December 31, 2000, RPI’s operations produced a net contribution of $783,000 on revenues of $1.7 million, compared with a net contribution of $651,000 on revenues of $1.6 million for the same period last year. The increase in revenue during the current period resulted from an increase in the number of RPI memberships sold to the Company’s members as part of the upgrade programs discussed above. The decrease in operating expenses in the current period was due primarily to a decrease in professional expenses, lower marketing costs, and a decrease in the cost of operating supplies, partially offset by increases in labor costs and the cost of printed materials. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense. Interest income increased to $844,000 for the six months ended December 31, 2000, from $653,000 for the same period last year. Interest income in the prior period includes amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $65,000. These allowances were fully amortized at June 30, 2000. The increase in interest income in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 37% of which are sold on an installment basis. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels.

Interest expense was $670,000 for the six months ended December 31, 2000 and 1999. In the current period the Company’s borrowings under the Credit Agreement were at a lower lever compared with the same period last year, but the Company was required to pay a higher rate of interest during the current period.

Gain on Asset Sales. The Company recognized a gain of $154,000 on asset sales for the six months ended December 31, 2000, compared with $22,000 for the same period last year. The increase in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, the campgrounds that are closed if the Company downsizes or responds to other opportunities, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, lot sales and fees received from third parties for billing and collection services. Other income was $1.4 million for the six months ended December 31, 2000, compared with $1.5 million for the same period last year. The decrease in the current period was due primarily to a decrease in fees received for billing and collections services, partially offset by an increase in the collection of delinquent dues and contracts receivable. In addition, the prior period included $183,000 from the settlement of a property insurance claim. Fees for billing and collection services are expected to decline in future periods by approximately $350,000 per year because a primary customer terminated its contract with the Company as of September 30, 2000.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $4.6 million for the six months ended December 31, 2000, compared with $4.3 million for the same period last year. The increase in the current period was due primarily to $91,000 of expenses directly related to Leisure Time in addition to higher labor and bank service charges that were partially offset by decreases in third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $470,000 for the six months ended December 31, 2000, compared with $322,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $20.9 million at June 30, 2000.

The Company recorded a deferred tax provision of $1.1 million for the six months ended December 31, 2000 and 1999. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended December 31, 2000 and 1999

Net Income. The Company reported net income of $909,000 or $.11 per diluted share on revenues of $17.1 million for the three months ended December 31, 2000. This compares with net income of $894,000 or $.10 per diluted share on revenues of $15.0 million for the same period last year.

The Company’s revenues increased in the current period due primarily to higher dues revenue and ancillary revenue from the acquisition of Leisure Time and increased membership sales revenue. Due to greater sales activity, membership sales revenues increased even though the unfavorable impact from the net deferral of sales revenues and expenses was $456,000 higher in the current period. Expenses were also higher in the current period due primarily to the operation of the Leisure Time campgrounds and increased sales and marketing efforts.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 2000 and 1999.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
 (Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2000	1999

Campground Operations

Membership dues	$10,050	$8,981

Campground revenues	3,103	2,858

Cost of campground revenues	(1,676)	(1,511)

Operating expenses	(7,753)	(6,760)

Contribution from campground operations	3,724	3,568

Sales

Membership contracts originated	3,425	1,621

Change in deferred revenue	(1,371)	(565)

Membership sales revenue	2,054	1,056

Membership origination costs	(1,775)	(1,009)

Change in deferred origination costs	468	118

Marketing expenses	(1,154)	(788)

Loss on sales	(407)	(623)

Trails Management

Revenues	59	59

Expenses	(294)	(226)

Contribution from Trails Management	(235)	(167)

Resort Parks International

Revenues	762	782

Expenses	(455)	(449)

Contribution from RPI	307	333

Other income	577	795

Corporate member services	(315)	(305)

General and administrative expense	(2,294)	(2,223)

Other	49	96

Income before interest income and expense, gain on asset sales and taxes	1,406	1,474

Interest income	426	358

Interest expense	(334)	(374)

Gain on asset sales	4	18

Income before taxes	$1,502	$1,476

Operating Income. During the three months ended December 31, 2000, the Company achieved a positive contribution from operations of $1.4 million, compared with $1.5 million in the same period last year. While the contribution from campground operations increased and the negative contribution from the Company’s sales operations decreased during the current period, the prior period included $183,000 from the settlement of an insurance claim. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. Campground membership dues revenue was $10.1 million for the three months ended December 31, 2000, compared with $9.0 million for the same period last year. The increase in dues revenue was due primarily to the addition of $1.2 million in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $3.1 million for the three months ended December 31, 2000, compared with $2.9 million for the same period last year. The related expenses were $1.7 million for the three months ended December 31, 2000, compared with $1.5 million for the same period last year. The increase in other campground revenues during the current period was due primarily to $78,000 in revenue from Leisure Time’s campgrounds and increases in revenues at the Company’s other campgrounds. The increase in expenses during the current period resulted from $41,000 in expenses from Leisure Time’s campgrounds, as well as higher labor costs and expenses at the Company’s other campgrounds.

Campground operating expenses were $7.8 million for the three months ended December 31, 2000, compared with $6.8 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to $776,000 of expenses from Leisure Time’s campgrounds. In addition, the Company experienced an increase in labor costs, maintenance expenses, and utilities at its other campgrounds.

For the three months ended December 31, 2000, the Company originated membership contracts of $3.4 million, compared with $1.6 million in the same period last year. During the three months ended December 31, 2000, the Company originated 650 new membership contracts at an average sales price of $2,808, and 395 contracts in the upgrade programs at an average sales price of $2,995. This compares with 765 new membership contracts at an average sales price of $2,114 during the three months ended December 31, 1999.

For the three months ended December 31, 2000 and 1999, the Company recognized campground membership sales revenues of $2.1 million and $1.1 million, respectively. Membership sales revenue includes revenues of $1.6 million and $883,000, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $3.0 million and $1.4 million, respectively, which will be recognized in future periods. In the current period, the Company recognized $408,000 in sales revenue related to Leisure Time.

For the three months ended December 31, 2000 and 1999, the Company recognized selling and marketing expenses of $2.5 million and $1.7 million, respectively. These amounts include expenses of $490,000 and $214,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $959,000 and $332,000, respectively, which will be recognized in future periods. In the current period, the Company recognized selling and marketing expenses related to Leisure Time of $116,000.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sales revenues by $407,000 and $623,000 for the three months ended December 31, 2000 and 1999, respectively. In the current period these expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses. In the prior period selling and marketing expenses exceeded sales revenue before deferrals.

Campground Management. For the three months ended December 31, 2000, the operations of Trails Management produced a loss of $235,000 on revenues of $59,000, compared with a loss of $167,000 on revenues of $59,000 for the same period last year. The campground management operations generally incur a loss during the second fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. In addition, current period expenses include $38,000 in legal fees related to a personal injury claim in which Trails Management was found not liable for damages. The revenues and expenses related to these operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

Resort Parks International. For the three months ended December 31, 2000, RPI’s operations produced a net contribution of $307,000 on revenues of $762,000, compared with a net contribution of $333,000 on revenues of $782,000 for the same period last year. The decrease in revenue during the current period resulted from a lower membership renewal rate, partially offset by an increase in the number of new memberships sold to the Company’s members as a part of the upgrade program at the Company’s campgrounds. Operating costs increased slightly during the current period as a result of increased marketing expenses.

Interest Income and Expense. Interest income increased to $426,000 for the three months ended December 31, 2000, from $358,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. Also included in interest income in the prior period is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $33,000.

Interest expense decreased to $334,000 for the three months ended December 31, 2000, from $374,000 for the same period last year. This decrease in the current period was primarily due to reduced borrowings under the Company’s Credit Agreement, compared with the same period last year.

Gain on Asset Sales. The Company recognized a gain of $4,000 on asset sales for the three months ended December 31, 2000, compared with $18,000 for the same period last year. The decrease in the current period was due to the timing of asset sales.

Other Income. Other income was $577,000 for the three months ended December 31, 2000, compared with $795,000 for the same period last year. The decrease in the current period was due primarily to a decrease in servicing fee income, partially offset by an increase in the collection of delinquent dues. In addition, the prior period included $183,000 from the settlement of a property insurance claim.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.6 million for the three months ended December 31, 2000, compared with $2.5 million for the same period last year. The increase in the current period was due primarily to $21,000 of expenses directly related to Leisure Time as well as higher labor and other operating costs that were partially offset by decreases in third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $296,000 for the three months ended December 31, 2000, compared with $181,000 for the same period last year. The Company recorded a deferred tax provision of $297,000 for the three months ended December 31, 2000, compared to $401,000 for the same period last year.

Inflation. During the past several fiscal years, the Company’s results have not been affected materially by inflation. However, should the rate of inflation increase in the future, the Company’s expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company can not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of December 31, 2000 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On November 16, 2000, the Company held its annual meeting of shareholders. As of the record date for the meeting, the Company had 8,084,374 shares of common stock outstanding, of which 7,141,354 shares were represented at the meeting in person or by proxy. The shareholders took the following actions at the meeting.

1.	The shareholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of shareholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each were as follows:

Name	Votes For	Votes Withheld

Andrew M. Boas	7,140,476	878

William P. Kovacs	7,140,476	878

Donald R. Leopold	7,140,476	878

H. Sean Mathis	7,140,476	878

Douglas K. Nelson	7,140,476	878

William J. Shaw	7,140,476	878

2.	The shareholders ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ended June 30, 2001. The votes cast for, votes cast against, and the abstentions were as follows:

Votes For	Votes Against	Abstentions

7,136,937	837	3,580

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit Number	Description

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date: February 13, 2001	By:	/s/ William J. Shaw

William J. Shaw President and Chief Executive Officer

Date: February 13, 2001	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

11.1	Statement re: Computation of Per Share Earnings.