Form 10-Q
period 2001-03-31
THOUSAND TRAILS INC /DE/
filed 2001-05-15
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes	X	No

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 10, 2001, was 8,167,123.

Thousand Trails, Inc.

Index

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2001

and June 30, 2000	3

Consolidated Statements of Operations for the nine months ended

March 31, 2001 and March 31, 2000	4

Consolidated Statements of Operations for the three months ended

March 31, 2001 and March 31, 2000	5

Consolidated Statement of Shareholders’ Equity for the nine months

ended March 31, 2001	6

Consolidated Statements of Cash Flows for the nine months ended

March 31, 2001 and March 31, 2000	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 6. Exhibits and Reports on Form 8-K	29

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	June 30,
Assets	2001	2000

Current Assets	(Unaudited )

Cash and cash equivalents	$3,623	$2,420

Current portion of receivables, net of allowance of $.9 million	1,897	1,668

Current portion of deferred membership selling expenses	2,342	1,387

Current portion of net deferred tax assets	5,429	3,780

Other current assets	1,978	2,105

Total Current Assets	15,269	11,360

Restricted cash	1,235	1,320

Receivables, net of allowances and discount of $1.3 million

and $1.0 million, respectively	4,984	4,107

Campground land	20,696	22,981

Buildings and equipment, net of accumulated depreciation of

$22.1 million and $20.1 million, respectively	21,897	22,396

Land held for sale	5,211	2,965

Deferred membership selling expenses	5,282	3,790

Net deferred tax assets	2,061	5,362

Other assets	614	234

Total Assets	$77,249	$74,515

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable	$1,361	$1,904

Accrued interest	20	103

Other accrued liabilities	6,775	7,498

Current portion of long-term debt	—	2,571

Accrued construction cost	1,888	1,888

Current portion of deferred revenue	27,661	21,977

Total Current Liabilities	37,705	35,941

Long-term debt	—	7,043

Deferred revenue	16,846	12,106

Other liabilities	991	1,316

Total Liabilities	55,542	56,406

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $.01 par value, 1,500,000 shares authorized,

none issued or outstanding

Common stock, $.01 par value, 15,000,000 shares authorized,

8,167,123 and 7,980,592 shares issued and outstanding,

respectively, after deducting 206,705 and 190,736 shares held

in Treasury, respectively	82	80

Additional paid-in capital	21,132	21,080

Retained earnings (accumulated deficit)	632	(2,914)

Accumulated other comprehensive loss	(139)	(137)

Total Shareholders’ Equity	21,707	18,109

Total Liabilities and Shareholders’ Equity	$77,249	$74,515

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the nine months ended March 31,

	2001	2000

Revenues

Membership contracts originated	$14,601	$7,733

Change in deferred revenue	(7,977)	(4,446)

Membership sales revenue	6,624	3,287

Membership dues	29,973	27,719

Other campground revenue	14,837	13,755

RPI membership fees	2,709	2,681

Interest income	1,362	1,034

Gain on asset sales	146	16

Other income	2,090	2,347

Total Revenues	57,741	50,839

Expenses

Campground operating expenses	33,651	30,062

Membership origination costs	6,717	3,976

Change in deferred origination costs	(2,445)	(1,313)

Marketing expenses	3,872	2,605

RPI membership expenses	1,378	1,386

Corporate member services	966	982

Interest expense and amortization	773	1,099

General and administrative expenses	6,982	6,936

Total Expenses	51,894	45,733

Income Before Income Taxes	5,847	5,106

Income Taxes —

Income tax provision – current	(649)	(648)

Income tax provision – deferred	(1,652)	(1,402)

	(2,301)	(2,050)

Net Income	$3,546	$3,056

Net Income per Share — Basic	$.43	$.38

Net Income per Share — Diluted	$.41	$.35

Shares Used to Calculate Net Income Per Share:

Basic	8,087	7,981

Diluted	8,586	8,605

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,

	2001	2000

Revenues

Membership contracts originated	$5,018	$3,961

Change in deferred revenue	(2,788)	(2,774)

Membership sales revenue	2,230	1,187

Membership dues	9,837	9,691

Other campground revenue	3,121	3,007

RPI membership fees	1,035	1,064

Interest income	518	381

Loss on asset sales	(8)	(6)

Other income	614	680

Total Revenues	17,347	16,004

Expenses

Campground operating expenses	9,631	8,855

Membership origination costs	2,088	1,827

Change in deferred origination costs	(754)	(943)

Marketing expenses	1,224	971

RPI membership expenses	487	420

Corporate member services	290	308

Interest expense and amortization	103	429

General and administrative expenses	2,395	2,644

Total Expenses	15,464	14,511

Income Before Income Taxes	1,883	1,493

Income Taxes —

Income tax provision – current	(179)	(326)

Income tax provision – deferred	(537)	(299)

	(716)	(625)

Net Income	$1,167	$868

Net Income per Share — Basic	$.14	$.11

Net Income per Share — Diluted	$.13	$.10

Shares Used to Calculate Net Income Per Share:

Basic	8,166	7,981

Diluted	8,602	8,580

      The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended March 31, 2001
(Dollars in thousands)
(Unaudited)

				Accumulated
		Additional		Other
		Paid-In	Retained	Comprehensive
	Common Stock	Capital	Earnings	Loss	Total

Balance, June 30, 2000	$80	$21,080	$(2,914)	$(137)	$18,109

Issuance of common stock	2	168	—	—	170

Purchase of treasury stock	—	(116)	—	—	(116)

Other Comprehensive Loss	—	—	—	(2)	(2)

Net income for the nine months
ended March 31, 2001	—	—	3,546	—	3,546

Comprehensive Income	—	—	—	—	3,544

Balance, March 31, 2001	$82	$21,132	$632	$(139)	$21,707

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Collections of principal on receivables	$3,285	$2,488

Interest received	1,362	935

Interest paid	(773)	(1,099)

General and administrative and corporate member services costs	(8,797)	(8,876)

Cash collected from operations, including deferred revenue	52,824	50,484

Cash from sales of memberships	9,705	4,913

Expenditures for property operations	(32,545)	(29,588)

Expenditures for sales and marketing	(10,038)	(6,563)

Expenditures for insurance premiums	(2,271)	(1,783)

Payment of income taxes	(654)	55

Other, net	85	881

Net cash provided by operating activities	12,183	11,847

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,568)	(982)

Acquisition of Leisure Time	—	(7,727)

Proceeds from asset sales	216	59

Net cash used in investing activities	(1,352)	(8,650)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) borrowings under Credit Agreement	(9,614)	385

Purchase of treasury stock	(116)	(852)

Payment of notes	(68)	(2,772)

Issuance of common stock	170	62

Net cash used in financing activities	(9,628)	(3,177)

INCREASE IN CASH AND CASH EQUIVALENTS	1,203	20

CASH AND CASH EQUIVALENTS

Beginning of period	2,420	2,197

End of period	$3,623	$2,217

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2001	2000

Reconciliation of net income to net cash provided by operating activities:

Net Income	$3,546	$3,056

Adjustments to reconcile net income to net cash provided by

operating activities —

Depreciation	2,034	1,970

Bad debt provision	(146)	197

Amortization of interest yield, collection costs and

valuation allowance	—	(172)

Increase in deferred sales revenue	7,977	4,446

Increase in deferred membership origination costs	(2,445)	(1,313)

Gain on asset sales	(146)	(16)

Increase in deferred income tax provision	1,652	1,402

Decrease in restricted cash	85	386

Increase in receivables	(973)	(53)

(Increase) decrease in other assets	(240)	1,687

Decrease in accounts payable	(543)	(662)

(Decrease) increase in accrued interest	(83)	8

Increase in deferred dues	2,250	2,571

Decrease in other liabilities	(783)	(2,085)

Other, net	(2)	425

Total adjustments	8,637	8,791

Net cash provided by operating activities	$12,183	$11,847

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2001
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 59 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 241 public campgrounds for the U.S. Forest Service and other entities. Operating revenues consist primarily of membership sales, membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations, and guest fees and revenues received from the campground and other operations.

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (“Trails Management”), and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (“Leisure Time”). See Note 2 – Business Combination.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information is unaudited, but in the opinion of management, it reflects all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company as of the dates and for the periods presented. All such adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2000.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 2001 and 2000, and in the consolidated balance sheet as of June 30, 2000.

Reclassification
Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 — BUSINESS COMBINATION

On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time for $7.7 million in cash. In addition, the Company paid in full all of the outstanding real estate debt on Leisure Time’s campgrounds, which totaled approximately $2.3 million.

The acquisition of Leisure Time was accounted for as a purchase transaction; accordingly, operating results for Leisure Time are reported from the date of acquisition. No goodwill was recorded on the acquisition because the purchase price did not exceed the estimated values of the identifiable assets received less liabilities assumed.

Leisure Time currently owns and operates 7 membership campgrounds in Washington and Oregon serving approximately 15,000 members. The Company closed three Leisure Time campgrounds in February 2001. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

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

The following table provides statements of comprehensive income for the nine and three months ended March 31, 2001 and 2000 (dollars in thousands):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net Income	$3,546	$3,056	$1,167	$868

Foreign Currency Translation

Adjustment	(2)	2	—	—

Comprehensive Income	$3,544	$3,058	$1,167	$868

NOTE 4 — SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company’s operating revenues. Each segment is differentiated by the products or services it offers.

The campgrounds segment consists of 59 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include (i) the sale of memberships entitling the member to use campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

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

The Company evaluates performance based upon the income before income taxes for each business segment.

	Nine months ended March 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$42,821	$2,709	$1,989	$138	$47,657

Membership sales

revenue	6,624	—	—	—	6,624

Income (loss) before

income taxes	9,571	1,331	68	(5,123)	5,847

	Nine months ended March 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$39,639	$2,681	$1,835	$263	$44,418

Membership sales

revenue	3,287	—	—	—	3,287

Income (loss) before

income taxes	9,330	1,295	101	(5,620)	5,106

	Three months ended March 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$12,958	$1,035	$—	$37	$14,030

Membership sales

revenue	2,230	—	—	—	2,230

Income (loss) before

income taxes	3,129	548	(130)	(1,664)	1,883

	Three months ended March 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$12,686	$1,064	$12	$91	$13,853

Membership sales

revenue	1,187	—	—	—	1,187

Income (loss) before

income taxes	3,272	644	(97)	(2,326)	1,493

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the nine and three months ended March 31, 2001 and 2000, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net Income	$3,546	$3,056	$1,167	$868

Weighted Average Number of Shares – Basic	8,087	7,981	8,166	7,981

Dilutive Options	499	624	436	599

Weighted Average Number of Shares – Diluted	8,586	8,605	8,602	8,580

Net Income Per Share – Basic	$.43	$.38	$.14	$.11

Net Income Per Share – Diluted	$.41	$.35	$.13	$.10

Since inception, the Company has not paid any dividends. The credit agreement (“Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”) prohibits the payment of any cash dividends, without the consent of Foothill, until the Credit Agreement is terminated.

NOTE 6 — LONG TERM DEBT

Through repayments in the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under its Credit Agreement with Foothill. As of March 31, 2001, the Company had the ability to borrow $5.0 million under the Credit Agreement for working capital purposes. Such borrowings bear interest at prime plus .25% per annum, subject to a minimum interest rate of 7% per annum. All borrowings under the Credit Agreement will mature on January 17, 2003.

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

NOTE 7 — CONTINGENCIES

General Liability Insurance
Prior to July 1, 1998, the Company’s liability insurance required the Company to pay the first $250,000 per occurrence. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of March 31, 2001 and June 30, 2000, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $577,000 and $650,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Declining Membership Base
The Company derives a significant portion of its ongoing operating revenue from its campground members (93% in fiscal 2000). The Company’s membership base has declined over the past five fiscal years, although the Company has been successful in slowing the rate of this attrition. While the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 3% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in the Company’s membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, similar to the acquisition of Leisure Time.

Environmental Issues
Certain environmental issues may exist at some of the Company’s campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company’s operations or financial position.

Litigation
During the current quarter, the Company completed the settlement of Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999 in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff alleged that a subsidiary of the Company owed the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. Under the terms of the settlement, the Company (i) paid $200,000 to the plaintiff, (ii) cancelled a promissory note from the plaintiff to the Company in the amount of $160,000, and (iii) transferred several small parcels of real estate to the plaintiff. In addition, under the terms of the settlement, the Company’s subsidiary will not have to pay maintenance fees on subdivided lots in the future. The lawsuit has been dismissed with prejudice.

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company’s operations or financial position.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

The Company had no non-cash investing or financing activities as defined by Statement of Financial Accounting Standards No. 95 during the nine months ended March 31, 2001 and 2000.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after March 31, 2001. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company’s efforts to downsize its business, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

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

Over the past several years, the Company’s membership base has been declining, although the Company has been successful in slowing the rate of this decline. In response to this attrition, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company intends to expand its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

Acquisition of Leisure Time. On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time, which currently owns and operates 7 membership campgrounds in Washington and Oregon serving approximately 15,000 members. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

In February 2001, the Company completed its consolidation of Leisure Time’s operations by closing one NACO campground and three Leisure Time campgrounds in the Northwest. The Company closed these campgrounds to eliminate excess inventory in the Northwest resulting from the acquisition. Members at the closed campgrounds were offered use of substitute campgrounds in the same general area with equal or better amenities. In April 2001, the Company sold one of the closed campgrounds to an unrelated third party for $1.4 million. The Company will record a gain of $250,000 on the sale.

The operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The acquisition has been accretive to earnings in the current fiscal year as the Company has reduced expenses by consolidating administrative functions and implementing other cost saving measures. However, because Leisure Time’s members and campgrounds are similar to the Company’s, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company’s membership base is declining.

Cash. On March 31, 2001, the Company had $3.6 million of cash and cash equivalents, an increase of $1.2 million from June 30, 2000. During the nine months ended March 31, 2001, the Company’s operating activities provided $12.2 million of cash, its investing activities used $1.4 million of cash, and its financing activities used $9.6 million of cash. The Company’s investing activities consisted of $1.6 million in capital expenditures at the campgrounds, partially offset by $216,000 in proceeds from the sale of assets. The Company’s financing activities consisted primarily of net repayments of $9.6 million under the Credit Agreement with Foothill, proceeds of $170,000 from the issuance of common stock, and a payment of $116,000 for the purchase of 23,500 shares of common stock.

With respect to the Company’s operating activities, for the nine months ended March 31, 2001, the principal sources of operating cash were $52.8 million from operations, $4.6 million in principal and interest collections on contracts receivable, and $9.7 million from sales of campground memberships. Principal uses of operating cash for the nine months ended March 31, 2001, were $32.5 million in operating expenses, $10.0 million in membership origination costs and marketing expenses, $8.8 million in administrative expenses (including general and administrative expenses and corporate members services costs), and $2.3 million in insurance premiums.

Through repayments in the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under its Credit Agreement with Foothill. As of the date of this report, the Company had no outstanding borrowings under the Credit Agreement, and it had the ability to borrow $5.0 million for working capital purposes. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Credit Agreement will be adequate for the Company’s operating and other cash requirements. While any borrowings are outstanding under the Credit Agreement, all cash held by the Company and its wholly owned subsidiaries will generally be deposited in accounts that are controlled by and pledged to Foothill. The Company is presently exploring alternative financing to replace the Credit Agreement with Foothill.

Material Changes in Financial Condition

Total assets increased by $2.7 million during the nine months ended March 31, 2001. Cash increased by $1.2 million as discussed above. Contracts receivable increased by $1.4 million as new receivables from financed sales exceeded the $3.3 million of cash collections on the existing portfolio. Campground land decreased by $2.3 million, offset by a comparable increase in land held for sale, because the carrying value of the campgrounds closed in February 2001 was transferred from campground land to land held for sale. Buildings and equipment decreased by $499,000 due primarily to depreciation, partially offset by capital expenditures made at certain campgrounds. Deferred membership origination costs increased $2.4 million as a result of an increase in sales. Other assets increased by $253,000 due primarily to increases in workers’ compensation deposits. Deferred tax assets decreased by $1.7 million in the current period as a result of deferred tax expense recognized in the current period.

Total liabilities decreased by $864,000 during the nine months ended March 31, 2001, primarily as a result of decreases in long term debt, accounts payable and other accrued liabilities, partially offset by increases in deferred dues and deferred revenue related to membership sales. Long term debt decreased by $9.6 million as a result of repayments under the Credit Agreement. Accounts payable decreased by $543,000 due to the timing of payments, and other accrued liabilities decreased by $723,000 due primarily to payments of accrued wages and benefits. Deferred dues increased by $2.3 million because dues collected during the period exceeded dues revenue recognized, and deferred sales revenue increased by $8.0 million due to increases in membership sales contracts originated.

Market Risk and Interest Rate Sensitivity. As noted above, as of March 31, 2001, the Company had no outstanding borrowings (see “Liquidity and Capital Resources – Cash”) and, therefore, is not currently exposed to interest rate changes. Future borrowings under the Credit Agreement will accrue interest at rates that fluctuate with changes in the prime rate.

A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s earnings or cash flow, its contracts receivable, its borrowings under the Credit Agreement with Foothill, or its short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine months ended March 31, 2001 and 2000. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Nine Months Ended March 31, 2001 and 2000

Net Income. The Company reported net income of $3.5 million or $.41 per diluted share on revenues of $57.7 million for the nine months ended March 31, 2001. This compares with net income of $3.1 million or $.35 per diluted share on revenues of $50.8 million for the same period last year.

The Company’s revenues increased in the current period due primarily to higher dues revenue and ancillary revenue from the acquisition of Leisure Time and increased membership sales revenue. Due to greater sales activity, membership sales revenue increased even though the unfavorable impact from the net deferral of sales revenues and expenses was $2.4 million higher in the current period. Expenses were also higher in the current period due primarily to the operation of the Leisure Time campgrounds, increased sales and marketing efforts, and higher utility costs, particularly in California.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2001	2000

Campground Operations

Membership dues	$29,973	$27,719

Campground revenues	12,848	11,920

Cost of campground revenues	(6,197)	(5,652)

Operating expenses	(25,533)	(22,676)

Contribution from campground operations	11,091	11,311

Sales

Membership contracts originated	14,601	7,733

Change in deferred revenue	(7,977)	(4,446)

Membership sales revenue	6,624	3,287

Membership origination costs	(6,717)	(3,976)

Change in deferred origination costs	2,445	1,313

Marketing expenses	(3,872)	(2,605)

Loss on sales	(1,520)	(1,981)

Trails Management

Revenues	1,989	1,835

Expenses	(1,921)	(1,734)

Contribution from Trails Management	68	101

Resort Parks International

Revenues	2,709	2,681

Expenses	(1,378)	(1,386)

Contribution from RPI	1,331	1,295

Other income	1,952	2,084

Corporate member services	(966)	(982)

General and administrative expense	(6,982)	(6,936)

Other	138	263

Income before interest income and expense,

gain on asset sales and taxes	5,112	5,155

Interest income	1,362	1,034

Interest expense	(773)	(1,099)

Gain on asset sales	146	16

Income before taxes	$5,847	$5,106

Operating Income. During the nine months ended March 31, 2001, the Company achieved a positive contribution from operations of $5.1 million, compared with $5.2 million during the same period last year. Operating income decreased during the current period as the result of a $220,000 decrease in the contribution from campground operations and a $287,000 decrease in other income, which was partially offset by a $461,000 decrease in the negative contribution from the Company’s sales operations during the current period. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter. Dues are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

The operating results of Leisure Time are included in the operating results of the Company for the entire nine months ended March 31, 2001, compared with only three and one-half months (from December 16, 1999) for the same period last year.

Campground membership dues revenue was $30.0 million for the nine months ended March 31, 2001, compared with $27.7 million for the same period last year. The increase in dues revenue in the current period was due in part to the addition of $3.6 million in dues paid by the members of Leisure Time, compared with $1.0 million in the same period last year. The increase in the current period was also due in part to the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $12.8 million for the nine months ended March 31, 2001, compared with $11.9 million for the same period last year. The related expenses were $6.2 million for the nine months ended March 31, 2001, compared with $5.7 million for the same period last year. The increase in other campground revenue in the current period was due in part to $636,000 in revenue from Leisure Time’s campgrounds, compared with $66,000 in the same period last year. The increase in the current period was also due in part to fees generated by an extended stay program at some of the Company’s other campgrounds and an increase in revenue from other ancillary programs. The increase in expenses in the current period resulted from $246,000 in expenses at Leisure Time’s campgrounds, compared with $27,000 in the same period last year, as well as higher labor costs and expenses at the Company’s other campgrounds.

Campground operating expenses were $25.5 million for the nine months ended March 31, 2001, compared with $22.7 million for the same period last year. The increase in campground operating expenses in the current period was due in part to $2.5 million in operating expenses at Leisure Time’s campgrounds, compared with $500,000 in the same period last year. The increase in the current period was also due in part to a $560,000 increase in utility costs at the Company’s other campgrounds, principally in Southern California where such costs increased $349,000, which accounts for 62% of the total increase in utility costs.

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

For the nine months ended March 31, 2001, the Company originated membership contracts of $14.6 million, compared with $7.7 million in the same period last year. The increase in contracts originated in the current period was due primarily to the sale of a greater number of new membership contracts at higher average sales prices and the sale of a greater number of membership upgrades to the Company’s existing members. In the current period, the Company completed the upgrade program offered to Leisure Time’s existing members, and began marketing a similar product to the existing members of Thousand Trails and NACO.

During the nine months ended March 31, 2001, the Company originated 3,253 new membership contracts at an average sales price of $2,511 and 2,079 contracts in the upgrade programs at an average sales price of $2,914. This compares with 2,820 new membership contracts at an average sales price of $2,004 and 792 contracts in the upgrade programs at an average sales price of $2,627 during the nine months ended March 31, 2000. In February 2001, the Company also offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in 1,623 contracts at an average price of $230 in the current period.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the nine months ended March 31, 2001 and 2000, the Company recognized campground membership sales revenues of $6.6 million and $3.3 million, respectively. Membership sales revenue includes revenues of $4.9 million and $2.7 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $12.9 million and $7.1 million, respectively, which will be recognized in future periods. In the current period, the Company recognized $1.2 million in sales revenue related to Leisure Time, compared with $63,000 in the same period last year.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 2001 and 2000, the Company recognized selling expenses of $4.3 million and $2.7 million, respectively. These amounts include expenses of $1.5 million and $652,000 respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $3.9 million and $2.0 million, respectively, which will be recognized in future periods. In the current period, the Company recognized selling and marketing expenses related to Leisure Time of $646,000, compared with $288,000 in the same period last year.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sales revenues by $1.5 million and $2.0 million for the nine months ended March 31, 2001 and 2000, respectively. These expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

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

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations similar to the acquisition of Leisure Time, the membership base will decline in the future, which will decrease the Company’s revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company’s business and results of operations.

Campground Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 241 public campgrounds for the U.S. Forest Service and other entities. For the nine months ended March 31, 2001, these operations produced a net contribution of $68,000 on revenues of $2.0 million, compared with a net contribution of $101,000 on revenues of $1.8 million for the same period last year. The increase in revenues and expenses between periods was due primarily to higher usage of the campgrounds, which the Company attributes to mild weather in the Northwest United States, where a majority of the campgrounds are located. Trails Management was recently awarded contracts to manage 72 campgrounds in addition to the 169 campgrounds that it managed during the periods presented. The Company expects further revenue growth as a result of these new contracts. The revenues and expenses related to the Company’s campground management operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the nine months ended March 31, 2001 and 2000, RPI’s operations produced a net contribution of $1.3 million on revenues of $2.7 million. New membership sales and sales of directories increased during the current period, but these increases were offset by a decrease in membership renewals. Increases in labor costs were offset by decreases in the cost of operating supplies. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense. Interest income increased to $1.4 million for the nine months ended March 31, 2001, from $1.0 million for the same period last year. Interest income in the prior period includes amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $97,000. These allowances were fully amortized at June 30, 2000. The increase in interest income in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 35% of which are sold on an installment basis. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels.

Interest expense was $773,000 for the nine months ended March 31, 2001, compared with $1.1 million for the same period last year. As discussed above, the Company repaid all outstanding borrowings under its Credit Agreement with Foothill during the current period.

Gain on Asset Sales. The Company recognized a gain of $146,000 on asset sales for the nine months ended March 31, 2001, compared with $16,000 for the same period last year. The increase in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining land it holds for sale, the campgrounds that are closed if the Company downsizes or responds to other opportunities, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, lot sales and fees received from third parties for billing and collection services. Other income was $2.0 million for the nine months ended March 31, 2001, compared with $2.1 million for the same period last year. The decrease in the current period was due primarily to a decrease in fees received for billing and collections services, partially offset by an increase in transfer fees and the collection of delinquent dues and contracts receivable. In addition, the prior period included $183,000 from the settlement of a property insurance claim. Fees for billing and collection services are expected to decline in future periods by approximately $350,000 per year because a primary customer terminated its contract with the Company as of September 30, 2000.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $7.9 million for the nine months ended March 31, 2001 and 2000. The current period included $93,000 of expenses directly related to Leisure Time, compared with $165,000 in the same period last year. The Company will attempt to continue reducing general and administrative costs in the future.

Income Taxes. The Company’s current provision for income taxes was $649,000 for the nine months ended March 31, 2001, compared with $648,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $20.9 million at June 30, 2000.

The Company recorded a deferred tax provision of $1.7 million for the nine months ended March 31, 2001, compared with $1.4 million for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended March 31, 2001 and 2000

Net Income. The Company reported net income of $1.2 million or $.13 per diluted share on revenues of $17.3 million for the three months ended March 31, 2001. This compares with net income of $868,000 or $.10 per diluted share on revenues of $16.0 million for the same period last year.

The Company’s revenues increased in the current period due primarily to increased membership sales revenue, campground dues and ancillary revenues, partially offset by a decrease in revenues from RPI and Trails Management. Expenses were also higher in the current period due primarily to increased sales and marketing efforts and increased operating costs at the campgrounds.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Campground Operations

Membership dues	$9,837	$9,691

Campground revenues	3,121	2,995

Cost of campground revenues	(1,603)	(1,503)

Operating expenses	(7,898)	(7,243)

Loss from campground operations	3,457	3,940

Sales

Membership contracts originated	5,018	3,962

Change in deferred revenue	(2,788)	(2,775)

Membership sales revenue	2,230	1,187

Membership origination costs	(2,088)	(1,827)

Change in deferred origination costs	754	943

Marketing expenses	(1,224)	(971)

Loss on sales	(328)	(668)

Trails Management

Revenues	—	12

Expenses	(130)	(109)

Loss from Trails Management	(130)	(97)

Resort Parks International

Revenues	1,035	1,064

Expenses	(487)	(420)

Contribution from RPI	548	644

Other income	577	588

Corporate member services	(290)	(308)

General and administrative expense	(2,395)	(2,643)

Other	37	91

Income before interest income and expense,

gain on asset sales and taxes	1,476	1,547

Interest income	518	381

Interest expense	(103)	(429)

Loss on asset sales	(8)	(6)

Income before taxes	$1,883	$1,493

Operating Income. During the three months ended March 31, 2001 and 2000, the Company achieved a positive contribution from operations of $1.5 million. Although the contribution between the two periods remained constant, the negative contribution from membership sales decreased during the current period. This decrease was offset by lower contributions from campground operations, Trails Management and RPI. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The operating results of Leisure Time are included in the operating results of the Company for the entire three months ended March 31, 2001 and 2000.

Campground membership dues revenue was $9.8 million for the three months ended March 31, 2001, compared with $9.7 million for the same period last year. The increase in dues revenue was due primarily to the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $3.1 million for the three months ended March 31, 2001, compared with $3.0 million for the same period last year. The related expenses were $1.6 million for the three months ended March 31, 2001, compared with $1.5 million for the same period last year. The increase in other campground revenues during the current period was due primarily to fees generated by an extended stay program at some of the Company’s campgrounds and an increase in revenue from other ancillary programs. The increase in expenses during the current period resulted primarily from higher utility and labor costs.

Campground operating expenses were $7.9 million for the three months ended March 31, 2001, compared with $7.2 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to an increase in labor and utility costs. In the current period, utility costs at the campgrounds increased by $371,000, which includes a $211,000 increase at the campgrounds in Southern California, which accounts for 57% of the total increase.

For the three months ended March 31, 2001, the Company originated membership contracts of $5.0 million, compared with $4.0 million in the same period last year. During the three months ended March 31, 2001, the Company originated 956 new membership contracts at an average sales price of $2,410, and 809 contracts in the upgrade programs at an average sales price of $2,892. This compares with 855 new membership contracts at an average sales price of $2,207, and 792 contracts in the upgrade programs at an average sales price of $2,627 during the three months ended March 31, 2000. During the current period, the Company also originated 1,623 contracts at an average price of $229 in the new upgrade program allowing Thousand Trails and NACO members to use Leisure Time campgrounds.

For the three months ended March 31, 2001 and 2000, the Company recognized campground membership sales revenues of $2.2 million and $1.2 million, respectively. Membership sales revenue includes revenues of $1.9 million and $1.0 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $4.7 million and $3.8 million, respectively, which will be recognized in future periods.

For the three months ended March 31, 2001 and 2000, the Company recognized selling and marketing expenses of $2.6 million and $1.9 million, respectively. These amounts include expenses of $574,000 and $248,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.3 million and $1.2 million, respectively, which will be recognized in future periods.

Selling and marketing expenses exceeded sales revenues by $328,000 and $668,000 for the three months ended March 31, 2001 and 2000, respectively. These expenses exceeded sales revenue primarily because the Company deferred more sales revenue than selling expenses.

Campground Management. For the three months ended March 31, 2001, the operations of Trails Management produced a loss of $130,000, compared with a loss of $97,000 for the same period last year. The campground management operations generally incur a loss during the third fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. The revenues and expenses related to these operations are included in other campground revenue and campground operating expenses in the consolidated statement of operations.

Resort Parks International. For the three months ended March 31, 2001, RPI’s operations produced a net contribution of $548,000 on revenues of $1.0 million, compared with a net contribution of $644,000 on revenues of $1.1 million for the same period last year. The decrease in revenue during the current period resulted from a lower membership renewal rate, partially offset by an increase in the number of new memberships sold. Operating costs increased slightly during the current period as a result of increases in marketing expenses and the cost of membership materials, partially offset by decreases in the cost of labor and communications.

Interest Income and Expense. Interest income increased to $518,000 for the three months ended March 31, 2001, from $381,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. Also included in interest income in the prior period is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable of $33,000.

Interest expense decreased to $103,000 for the three months ended March 31, 2001, from $429,000 for the same period last year. This decrease in the current period was due primarily to reduced borrowings under the Company’s Credit Agreement, compared with the same period last year.

Gain on Asset Sales. The Company did not recognize a material gain on the sales of assets for the three months ended March 31, 2001 and 2000.

Other Income. Other income was $577,000 for the three months ended March 31, 2001, compared with $588,000 for the same period last year. The decrease in the current period was due primarily to a decrease in servicing fee income, partially offset by an increase in the collection of delinquent dues.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.7 million for the three months ended March 31, 2001, compared with $3.0 million for the same period last year. The decrease in the current period was due primarily to a decrease in third-party legal fees, professional fees, and rental expense, partially offset by an increase in bank service fees.

Income Taxes. The Company’s current provision for income taxes was $179,000 for the three months ended March 31, 2001, compared with $326,000 for the same period last year. The Company recorded a deferred tax provision of $537,000 for the three months ended March 31, 2001, compared with $299,000 for the same period last year.

Inflation. During the past several fiscal years, the Company’s results have not been affected materially by inflation. However, in the current period, the Company’s results were affected adversely by rising utility costs at the Company’s campgrounds, principally in Southern California. Should the rate of inflation increase in the future, or should utility costs continue to rise, the Company’s expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company can not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability. The Company intends to utilize conservation measures and increased user fees to help offset rising utility costs.

The Company has not experienced a decline in campground usage as a result of rising gasoline prices, although such a decline could occur. Members generally reside within a two hour drive of a campground and view their membership as a “prepaid” get-a-way.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of March 31, 2001 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

During the current quarter, the Company completed the settlement of Foxwood Property Owners Association, Inc. vs. Foxwood Corporation, filed on February 18, 1999 in the Court of Common Pleas of Oconee County, South Carolina, under Case No. 99-37-CP-88. In this action, the plaintiff alleged that a subsidiary of the Company owed the plaintiff in excess of $2.5 million for past due maintenance fees on subdivided lots owned by the defendant. Under the terms of the settlement, the Company (i) paid $200,000 to the plaintiff, (ii) cancelled a promissory note from the plaintiff to the Company in the amount of $160,000, and (iii) transferred several small parcels of real estate to the plaintiff. In addition, under the terms of the settlement, the Company’s subsidiary will not have to pay maintenance fees on subdivided lots in the future. The lawsuit has been dismissed with prejudice.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date: May 10, 2001	By:	/s/ William J. Shaw

William J. Shaw

President and Chief Executive Officer

Date: May 10, 2001	By:	/s/ Bryan D. Reed

Bryan D. Reed

Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.