Form 10-K
period 2001-06-30
THOUSAND TRAILS INC /DE/
filed 2001-09-26
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________ to _________

Commission File Number 1-14645

THOUSAND TRAILS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2138671

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2711 LBJ Freeway, Suite 200, Dallas, Texas	75234

(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(972) 243-2228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

At September 21, 2001, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $17.1 million.

At September 21, 2001, there were 8,170,390 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A.

Part I

Item 1. Business

OVERVIEW

General. Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (the “Company”) own and operate a system of 59 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 117,000 members as of June 30, 2001. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 300 recreational facilities and manages 241 public campgrounds for the United States (“U.S”) Forest Service. The Company’s principal executive office is located at 2711 LBJ Freeway, Suite 200, Dallas, Texas, 75234; its telephone number is (972) 243-2228; and its home page on the Internet is www.thousandtrails.com.

The Company entered the membership campground business in 1991 with the acquisition of 100% of the capital stock of National American Corporation, a Nevada corporation (collectively with its subsidiaries, “NACO”) and 69% of the capital stock of Thousand Trails, Inc., a Washington corporation (“Trails”). The Company subsequently increased its ownership in Trails to 100% and merged Trails into the Company. In December 1999, the Company acquired 100% of the capital stock of Leisure Time Resorts of America, Inc., a Washington corporation (“Leisure Time”). The Company and Leisure Time were incorporated in 1984, NACO was incorporated in 1967, and Trails was incorporated in 1969. In 1996, the Company, then known as USTrails Inc., reincorporated in the state of Delaware and changed its name to Thousand Trails, Inc.

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

Over the past several years, the Company’s membership base has been declining, although the Company has been successful in slowing the rate of this decline. In response to this attrition, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company has expanded its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

CAMPGROUND OPERATIONS

Campgrounds. The Company and its subsidiaries own and operate a network of 59 membership-based campgrounds located in 17 states and British Columbia, Canada. The Company owns and operates a network of 32 of these campgrounds under the Thousand Trails logo, NACO owns and operates a network of 20 of these campgrounds under the NACO logo, and Leisure Time owns and operates a network of 7 of these campgrounds under the Leisure Time logo. The 59 campgrounds contain a total of approximately 9,900 acres and 18,100 campsites.

Members using the campgrounds may bring their own recreational vehicles (“RVs”), tents or other sleeping equipment, rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 2001, there were approximately 70,000 campground members in the Thousand Trails system, 32,000 campground members in the NACO system, and 15,000 campground members in the Leisure Time system. Approximately 43% of the NACO members and approximately 65% of the Thousand Trails members possess the right to use the campgrounds in both networks. Similarly, approximately 19% of the Leisure Time members possess the right to use the campgrounds in either the Thousand Trails or NACO system. The largest percentage of campground members reside in California (approximately 32%). Large numbers of campground members also reside in Washington, Oregon, and Texas.

Memberships provide the member’s family access to the Company’s network of campgrounds, but do not convey a deeded interest in the campgrounds with the exception of six campgrounds in which members received deeded undivided interests in the campground. A member also does not possess the right to use a specific campsite, trailer, or cabin, or the right to control further development or operation of a campground.

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

Existing Membership. At June 30, 2001, the Company had 117,000 campground members. The majority of these members have been members for over 10 years. The Company’s membership base has declined over the past five fiscal years, although the Company has been successful in slowing the rate of this attrition. While the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 2% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, such as the acquisition of Leisure Time.

Membership Sales. The Company’s membership sales declined significantly in the early 1990’s when the Company decreased its sales and marketing efforts as a result of increasing marketing costs and other factors. Over the past five years, the Company has been rebuilding its sales and marketing organization with a view to stopping the decline in its membership base. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc. (“Fleetwood”), the largest manufacturer of RVs. Under this marketing arrangement, purchasers of Fleetwood RVs receive a temporary membership and are invited to visit one of the Company’s campgrounds. Purchasers of new Fleetwood RVs accounted for approximately 12% of sales in fiscal 2001 and approximately 10% of sales in fiscal 2000 and 1999. The Company has entered into a similar marketing arrangement with a major RV insurance company and a large RV dealer in Florida, and it plans to seek other similar alliances. The Company has also entered into reciprocal sales agreements with several other companies in an effort to increase sales.

The Company’s current membership products offer the consumer a choice of membership options that depend principally on the number of campgrounds the purchaser is able to use. Membership sales prices range from $3,995 to $6,995. The Company currently requires a down payment of at least $495 and will finance the balance for periods of up to 48 months. In addition to the sales price, the memberships require payment of annual dues, which averaged $378 on new sales in fiscal 2001. During fiscal 2001, 2000 and 1999, the Company sold approximately 4,500, 3,700, and 4,200 new memberships, respectively. The average sales price was $2,549 in fiscal 2001, $2,298 in fiscal 2000, and $1,254 in fiscal 1999. During fiscal 2001, approximately 400 of the new membership contracts resulted from the reciprocal sales agreements discussed above, compared with approximately 125 contracts in fiscal 2000.

In addition to the sale of new memberships discussed above, since fiscal 2000, the Company has also marketed membership upgrades to its existing members, which has provided a short-term increase in membership sales revenues. In fiscal 2001, the Company sold approximately 800 membership upgrades to existing members of Leisure Time at an average price of $2,995, compared with approximately 1,700 upgrades at an average price of $2,895 during fiscal 2000. During fiscal 2001, the Company began marketing similar membership upgrades to the existing members of Thousand Trails and NACO and sold approximately 2,200 upgrades at an average price of $2,995. During fiscal 2001, the Company also began offering existing Thousand Trails and NACO members access to Leisure Time campgrounds for a fee, which resulted in approximately 6,800 contracts at an average price of $235. During the last quarter of fiscal 2001, the Company began offering existing Leisure Time members access to Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 300 contracts at an average price of $1,999.

The Company has the capacity to sell approximately 64,000 additional new campground memberships in the future, assuming the sale of ten memberships for each existing campsite. Further downsizing of the Company’s business would reduce this capacity.

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

While most campers use national or state parks, the Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company believes that many campers are “amenity” campers, whose needs match the benefits provided by the Company’s campgrounds, such as pools, lodges, sport courts, and recreational activities. The Company believes that the needs of amenity campers are not being met by underfunded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

Dues. The Company’s campground members, including members who own a deeded undivided interest in a campground, pay annual dues ranging generally from $50 to $800. The annual dues collected from campground members constitute general revenue of the Company. The Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. However, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company’s campground members were $360 for fiscal 2001, $355 for fiscal 2000, and $357 for fiscal 1999. The increase in average annual dues paid in fiscal 2001 resulted primarily from the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company’s new members generally pay annual dues at a higher level than the older members retiring from the system. The decrease in average annual dues in fiscal 2000 resulted primarily from the acquisition of Leisure Time’s members who paid lower average annual dues than the Company’s other members.

The membership agreements generally permit the Company to increase annually the amount of each member’s dues by either (i) the percentage increase in the consumer price index (“CPI”) or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future.

Maintenance and Improvements. The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2001, the Company spent $6.0 million on major maintenance, repairs, and capital improvements at the campgrounds and anticipates that it will spend an additional $5.9 million on such items in fiscal 2002. The Company may be required to spend greater amounts on such items in future years as the facilities age.

In addition to the planned expenditures at the campgrounds, during fiscal 2002, the Company intends to spend approximately $2.0 million to upgrade its computer system.

Resort Parks International. Members whose membership includes use of a Leisure Time or NACO campground may join a reciprocal program operated by Resort Parks International, Inc. (“RPI”), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 300 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 2001, there were approximately 62,000 RPI members, of which approximately 43,000 were members of campgrounds not affiliated with the Company.

Campground Management. Thousand Trails Management Services, Inc. (“Trails Management”), a wholly owned subsidiary of the Company, manages 241 public campgrounds for the U.S. Forest Service and other entities containing a total of approximately 6,100 campsites. Pursuant to its management contracts, Trails Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the U.S. Forest Service or other entity. These management contracts typically have five-year terms.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campground, reciprocal use and campground management operations is set forth in Note 17 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 2001, 2000, and 1999, the Company sold certain of its real estate assets and received proceeds of $1.7 million, $74,000, and $2.2 million, respectively. In fiscal 2001, the Company sold one campground for proceeds of $1.4 million, and in fiscal 1999, the Company sold a large tract of undeveloped land for proceeds of $2.0 million. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale, the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future if the Company downsizes and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

CONTRACTS RECEIVABLE

The Company sells campground memberships on the installment basis creating contracts receivable. Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging generally from 5.5% to 19.5%, with a weighted average stated interest rate of 14% as of June 30, 2001. Monthly installment payments range generally from $20 to $243 over the term of the contracts receivable, which can be up to ten years. The terms of the newer contracts receivable, however, have averaged three years or less. As of June 30, 2001, the Company’s portfolio of contracts receivable had an aggregate principal balance of $9.9 million and an average remaining term of 35 months.

After declining for several years, the Company’s portfolio of contracts receivable increased by $2.2 million in fiscal 2001 due primarily to an increase in the number of financed sales, and by $4.3 million in fiscal 2000 due primarily to the acquisition of Leisure Time. During fiscal 2001 and 2000, the Company financed the sale of approximately 33% and 35%, respectively, of new campground memberships. The portfolio of contracts receivable may grow in the future if sales volume continues to increase and new members elect to finance their purchase; otherwise, the portfolio of contracts receivable will decline as collections are made.

At June 30, 2001, 96% of the campground members had paid for their memberships in full, compared with 97% at June 30, 2000.

SEASONALITY

The Company experiences its most significant demand for working capital between May and October of each year, which coincides with the highest level of operating expenses. During the summer, operating expenses increase significantly because the peak usage of the campgrounds requires seasonal workers and increased maintenance and operating expenses. In addition, the majority of the Company’s sales and marketing efforts occur during the spring and summer. On the other hand, most dues collection activity for campground members occurs during the months of November through April, which is a period of relatively lower expenses.

GOVERNMENT REGULATION

To operate its campgrounds, the Company must comply with zoning ordinances, master plans for shoreline use and environmental statutes. The Company has complied in all material respects with the discretionary permits and approvals regulating its existing operations.

In addition, to construct improvements at its campgrounds, the Company has usually been required to obtain permits that are typically non-discretionary and routinely issued such as building and sanitary sewage permits. The Company has generally resolved problems concerning the issuance of such permits through design, operating or engineering solutions negotiated with local government officials.

The Company’s campgrounds are also subject to a variety of federal and state environmental statutes and regulations. Environmental issues may exist at some of the campgrounds concerning underground storage tanks, sewage treatment plants and septic systems, and waste disposal. Management believes that these issues will not have a material adverse impact on the Company’s operations or financial position, as the Company has conducted environmental testing to identify and correct a number of these problems, and has removed substantially all underground storage tanks. The Company does not possess insurance or indemnification agreements with respect to any environmental liability that it may incur.

Most of the states in which the Company does business have laws regulating campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market.

In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground to close the campground unless the members at the campground receive access to a comparable campground. In these states, members from campgrounds that have been closed by the Company were reassigned to other campgrounds located in the same general area as the closed campgrounds. The impact of the rights of members under these laws is uncertain and could adversely affect the implementation of, and the benefits or recoveries that may be available from, additional downsizing of the Company’s business.

The government authorities regulating the Company’s activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities and revoke licenses and permits relating to business activities. The Company monitors its sales and marketing programs and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints. The Company believes that it has conducted its sales and marketing programs and debt collection activities in substantial compliance with all applicable federal and state laws and regulations.

Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect the Company’s portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges. The Company believes that it has complied in all material respects with these laws.

In certain states, as a result of government regulations and provisions in certain of the membership agreements, the Company is prohibited from selling more than 10 memberships per campsite. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company’s ability to downsize by closing campgrounds and reassigning members to other campgrounds. In addition, membership agreements or understandings, or governmental interpretations thereof, may limit the Company’s ability to expand or modify the type of business activities conducted at the campgrounds.

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

COMPETITION

Based on an internally conducted analysis, the Company estimates there are approximately 15,000 privately owned campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 117,000 are the Company’s members. This information was derived from a review of publicly available directories of campgrounds, including those of the Company’s competitors. During this analysis, the Company identified duplicative directory entries and compiled an estimate of the total number of campgrounds and members.

Several companies compete directly with the Company’s campground operations. For example, Resorts USA, Inc., which does business as Outdoor World, sells memberships to its system of 14 campgrounds, Travel America, Inc. sells memberships to its system of 38 campgrounds and Western Horizons RV Resorts, Inc. sells memberships to its system of 18 campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company’s direct competitors generally offer their members reciprocal use of other campgrounds through affiliations, such as RPI or Coast to Coast Resorts. Over the past several years, many of the Company’s direct competitors have experienced financial difficulties, and several have filed for bankruptcy.

The vast majority of the campgrounds in the United States are operated for the public by federal, state and local governments. Although these public campgrounds are used by most campers, in recent years, many of the public campgrounds have experienced overcrowding and increased user fees. The Company’s campgrounds also compete indirectly with timeshare resorts and other types of recreational land developments that do not involve camping.

The Company’s campground operations compete on the basis of location and the quality of facilities and services offered at the campgrounds. The Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and higher level of service than is typically available at public campgrounds or competing private campgrounds. (see “Marketing”).

Trails Management competes directly with approximately five other companies in bidding for contracts to manage public campgrounds for the U.S. Forest Service and other entities. Trails Management currently has contracts to manage 241 of the approximately 3,000 campgrounds operated for the U.S. Forest Service and other entities by private companies.

RPI’s primary competitors are Coast to Coast Resorts and Resorts of Distinction. Coast to Coast Resorts, the largest reciprocal use system, has approximately 360 affiliated campgrounds and more than 178,000 members. Resorts of Distinction, a reciprocal use system owned by its affiliated campgrounds, has approximately 50 affiliated campgrounds and 25,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members.

EMPLOYEES

As of June 30, 2001, the Company had 860 full-time employees, 135 part-time employees and 1,400 seasonal employees. Due to the seasonal nature of the Company’s business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

Item 2. Properties

Offices. The Company leases office space at 2711 LBJ Freeway, Suite 200, Dallas, Texas 75234. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 3711 Long Beach Blvd., Suite 110, Long Beach, California 90807.

Campgrounds. The Company currently operates 59 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 14. The amenities presently available at each campground are listed on the chart beginning on page 15. The Company owns 58 of these campgrounds and leases the LaConner campground and portions of the Lake Tawakoni and Snowflower campgrounds. The Company owns the campgrounds free and clear of any monetary liens or encumbrances. The Company has sold undivided interests to members at six of the campgrounds. Of the 59 campgrounds, 36 operate all year, 11 operate year-round but provide only limited services during the off-season, and 11 operate seasonally only. One campground is temporarily closed due to flood damage.

Other. The Company owns various parcels of undeveloped real estate (not related to its campground operations) that it intends to sell over time.

THOUSAND TRAILS, INC.
CAMPGROUND RESORTS

▲ Thousand Trails Preserves
● NACO Preserves
✵ Leisure Time Preserves

▲ **Thousand Trails**
● **NACO**
✵ **Leisure Time**

British Columbia
- ▲ Cultus Lake

Washington
- ▲ LaConner
- ▲ Mount Vernon
- ▲ Chehalis
- ▲ Leavenworth
- ● Birch Bay
- ● Little Diamond
- ● Long Beach
- ✵ Thunderbird
- ✵ Cascade
- ✵ Oceana
- ✵ Crescent Bar
- ✵ Paradise

Oregon
- ▲ Bend
- ▲ Pacific City
- ● South Jetty
- ✵ Seaside
- ✵ Whaler's Rest

California
- ▲ Lake of the Springs
- ▲ Morgan Hill
- ▲ San Benito
- ▲ Soledad Canyon
- ▲ Idyllwild
- ▲ Pio Pico
- ▲ Oakzanita Springs
- ▲ Palm Springs
- ● Lake Minden
- ● Russian River
- ● Snowflower
- ● Turtle Beach
- ● Yosemite Lakes
- ● Windsor
- ● Rancho Oso
- ● Wilderness Lakes

Nevada
- ▲ Las Vegas

Arizona
- ▲ Verde Valley

Texas
- ▲ Medina Lake
- ▲ Lake Conroe
- ▲ Colorado River
- ▲ Lake Whitney
- ▲ Lake Texoma
- ▲ Lake Tawakoni
- ● Bay Landing*

Michigan
- ▲ Saint Clair

Indiana
- ▲ Horseshoe Lakes
- ● Indian Lakes*

Ohio
- ▲ Wilmington
- ▲ Kenissee Lake

Pennsylvania
- ▲ Hershey

North Carolina
- ▲ Forest Lake

New Jersey
- ● Chestnut Lakes

Mississippi
- ● Indian Point

South Carolina
- ● Carolina Landing*

Tennessee
- ● Natchez Trace*
- ● Cherokee Landing*

Virginia
- ▲ Lynchburg
- ▲ Chesapeake Bay
- ● Virginia Landing*

Florida
- ▲ Orlando

*Some members of these six campgrounds own a deeded, undivided interest in campsites at their campground.

Item 3. Legal Proceedings

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company’s financial position, operations or cash flows.

Item 4. Submission of Matters to a Vote of Shareholders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market and Trading. The Company’s common stock (the “Common Stock”) is publicly traded on the American Stock Exchange under the symbol TRV. Historically, the Common Stock has not traded every day and the trading volume has often been small. The following table sets forth, for the fiscal periods indicated, the high and low sales prices as reported on the American Stock Exchange.

	2001		2000

	High	Low	High	Low

First Quarter	4.875	4.500	4.875	4.250

Second Quarter	5.125	4.625	5.000	4.375

Third Quarter	6.100	4.800	5.125	4.625

Fourth Quarter	6.300	5.100	4.875	4.375

As of September 21, 2001 the Company’s Common Stock was held by 38 holders of record. Moreover, security position listings available to the Company listed approximately 470 beneficial holders of Common Stock.

Absence of Dividends. Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

Transfer Restrictions. The Company’s Common Stock is subject to transfer restrictions designed to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These transfer restrictions are designed to help assure that the Company’s net operating loss carryforwards (“NOLs”), which are estimated to total $7.9 million at June 30, 2001, will continue to be available to offset future taxable income. Section 382 of the Code limits the use of NOLs and other tax benefits by a company that has undergone an ownership change.

Such restrictions are set forth in Article IX of the Company’s Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the Board of Directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more than 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock or by any group of persons treated as a “5 Percent Shareholder” (as defined in the Code but substituting “4.75%” for “5 Percent”), or (iii) cause an “ownership change” of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

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

The transfer restrictions (i) may have the effect of impeding the attempt of a person or entity to acquire a significant or controlling interest in the Company, (ii) may render it more difficult to effect a merger or similar transaction even if such transaction is favored by a majority of the shareholders and (iii) may serve to make a change in management more difficult. The purpose of the transfer restrictions is to preserve tax benefits, however, not to insulate the Company or management from change. The Company believes the tax benefits of the transfer restrictions outweigh any anti-takeover effect they may have.

The application of these transfer restrictions to any particular shareholder will depend on the shareholder’s ownership of Common Stock, determined after applying numerous attribution rules prescribed by the Code and related regulations, and will also depend on the history of trading of the Common Stock.

Item 6. Selected Financial Data

(dollars in thousands, except per share amounts and statistical data)

	For the year ended June 30,

	2001	2000(1)	1999	1998	1997

Statement of Operations Data

Total revenue	$79,396	$70,771	$67,925	$75,509	$77,181

Membership dues	40,080	37,495	36,455	37,330	39,945

Other campground revenue	17,849	16,731	15,585	14,204	16,812

Membership contracts originated	22,903	13,912	5,480	3,867	3,362

Membership sales revenue	9,540	5,564	3,959	3,227	2,894

Interest income	1,951	1,509	2,008	2,635	3,726

Interest expense and amortization	1,013	1,427	2,957	4,599	9,084

Income (loss) from operations before taxes and minority interest	6,429	5,458	7,915	15,716	7,169

Net income	4,276	9,249	5,571	24,879	6,799

Dividends paid(2)	—	—	—	—	—

Dividends per common share(2)	—	—	—	—	—

Income per share data – basic:

Net income	.52	1.16	.73	3.36	.94

Weighted average number of shares	8,107	7,981	7,630	7,407	7,223

Income per share data – diluted:

Net income	.50	1.08	.66	2.96	.88

Weighted average number of shares	8,598	8,594	8,475	8,398	7,704

Balance Sheet Data (at end of year):

Cash and cash equivalents	9,016	2,420	2,197	13,631	1,343

Receivables, net	7,588	5,775	2,184	4,181	7,517

Campground properties	47,191	48,150	36,941	37,991	42,764

Properties at unrelated resorts	70	70	75	1,092	1,530

Total assets	83,949	74,515	56,804	74,262	63,302

PIK Notes, including deferred gain(3)	—	—	—	32,973	29,393

Borrowings under Credit Agreement(3)	—	9,614	10,887	—	14,097

Long-term debt(3)	—	7,043	8,787	32,973	38,230

Shareholders’ equity (deficit)	22,435	18,109	9,648	2,754	(22,168)

Statistical Data (at end of year):

Number of operating campgrounds	59	63	53	53	55

Number of campsites	18,100	19,000	17,700	17,700	18,400

Number of members	117,000	119,000	106,000	111,000	120,000

Average annual dues per member	$360	$355	$357	$351	$344

Average cost per camper night	$19.33	$18.72	$17.62	$18.23	$18.13

(1)	The historical Selected Financial Data for fiscal 2000 and 2001 includes the operating results of Leisure Time from December 16, 1999, the date of acquisition.

(2)	Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

(3)	Long-term debt includes only the long-term portions of the 12% Senior Subordinated Pay-In-Kind Notes Due 2003 (“PIK Notes”) and the Credit Agreement with Foothill Capital Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after June 30, 2001. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company’s efforts to downsize its business, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company’s operations described in this report.

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

Over the past several years, the Company’s membership base has been declining, although the Company has been successful in slowing the rate of this decline. In response to this attrition, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company has expanded its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

Acquisition of Leisure Time. On December 16, 1999, the Company acquired all of the outstanding capital stock of Leisure Time, which currently owns and operates seven membership campgrounds in Washington and Oregon serving approximately 15,000 members. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

In February 2001, the Company completed its consolidation of Leisure Time’s operations by closing one NACO campground and three Leisure Time campgrounds in the Northwest. The Company closed these campgrounds to eliminate excess inventory in the Northwest resulting from the acquisition. Members at the closed campgrounds were offered use of substitute campgrounds in the same general area with equal or better amenities. In April 2001, the Company sold one of the closed campgrounds to an unrelated third party for $1.4 million. The Company recorded a gain of $250,000 on the sale.

The operating results of Leisure Time are included in the operating results of the Company commencing December 16, 1999. The acquisition has been accretive to earnings in the current fiscal year as the Company has reduced expenses by consolidating administrative functions, closing campgrounds and implementing other cost saving measures. However, because Leisure Time’s members and campgrounds are similar to the Company’s, the increase in members resulting from the acquisition is not expected to affect the overall rate at which the Company’s membership base is declining.

Cash. On June 30, 2001, the Company had approximately $9.0 million of cash and cash equivalents, an increase of $6.6 million during fiscal 2001. During the year ended June 30, 2001, the Company’s operating activities produced $17.7 million of cash, its investing activities used $1.5 million of cash and its financing activities used $9.6 million of cash. The Company’s investing activities consisted of $3.3 million in capital expenditures at the campgrounds, partially offset by $1.7 million in proceeds from the sale of assets. The Company’s financing activities consisted primarily of a $9.6 million reduction in outstanding debt under the Credit Agreement (as amended, the “Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”), and the purchase of 23,500 shares of Common Stock for $116,000, partially offset by $170,000 in proceeds from the exercise of employee stock options.

With respect to the Company’s operating activities, for fiscal 2001, the principal sources of operating cash were $69.8 million from operations, $6.5 million in principal and interest collections on contracts receivable and invested cash, and $15.9 million from sales of campground memberships. Principal uses of operating cash for fiscal 2001 were $44.3 million in operating expenses, $11.6 million in administrative expenses (including general and administrative expenses and corporate member services costs), $14.4 million in membership origination costs and marketing expenses, $3.0 million in insurance premiums and $622,000 in income taxes.

Through the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under the Credit Agreement with Foothill, and it terminated the Credit Agreement on June 30, 2001. Shortly thereafter, the Company established a $15.0 million revolving, secured line of credit (“Line of Credit”) with Union Bank of California, N.A. (“Union Bank”). As of the date of this report, the Company had no outstanding borrowings under the Line of Credit.

During the year ended June 30, 2000, the Company’s operating activities produced $14.1 million of cash, its investing activities used $9.0 million of cash and its financing activities used $4.9 million of cash. In fiscal 2000, the Company’s material investing and financing activities related primarily to capital expenditures, the acquisition of Leisure Time and repayment of debt. During the year ended June 30, 1999, the Company’s operating activities produced $11.8 million of cash, its investing activities used $0.7 million of cash, and its financing activities used $22.6 million of cash. In fiscal 1999, the Company’s material investing and financing activities related primarily to capital expenditures, partially offset by the proceeds from assets sales, and the redemption of the PIK Notes and related borrowings under the Credit Agreement with Foothill.

The Company expects that its capital expenditures will increase in fiscal 2002, compared with fiscal 2001, because the Company will make a one-time expenditure of $2.0 million to upgrade its computer system. However, since the Company has repaid all of its outstanding debt, the Company believes its cash reserves will continue to increase during fiscal 2002. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets, and the other factors affecting the Company’s operations described in this report. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Contracts Receivable. As of June 30, 2001, the Company on a consolidated basis owned $9.9 million of contracts receivable related to the sale of campground memberships (see “Contracts Receivable” in Item 1). Because of low interest rates available in the marketplace during fiscal 2000 and 1999, some members chose to prepay their accounts, and the Company received principal payments of $673,000 and $723,000, respectively, in excess of scheduled payments. Depending upon market conditions, the Company may continue to experience such prepayments in the future.

Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts was 23% of gross contracts receivable at June 30, 2001, compared with 25% and 30% of gross contracts receivable at June 30, 2000 and 1999, respectively. The cancellation rate as a percentage of average contracts receivable was 5% for fiscal 2001 and 2000, compared with 8% for fiscal 1999. In fiscal 2000 and 1999, the Company experienced lower contract losses than anticipated on contracts receivable generated from membership sales at Thousand Trails and NACO campgrounds and, as a result, the Company reduced the allowance for doubtful accounts relating to these contracts by $435,000 and $886,000, respectively. However, because of uncertainty surrounding the collection of Leisure Time’s contracts receivable, the Company increased Leisure Time’s allowance for doubtful accounts by $184,000 in fiscal 2000.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. In fiscal 1999, the Company’s cancellation rate was approximately 8% (consistent with the prior three fiscal years). The cancellation rate improved to 5% in fiscal 2000 and 2001. The Company reduced the allowance for doubtful accounts in fiscal 2000 and 1999 after applying the cancellation rate at year-end to the maturities of the then-outstanding portfolio and taking into account the uncertainties associated with its business. During these years, the contracts receivable portfolio also declined faster than projected primarily because collections each year exceeded estimates. As a result, using the same methodology and considering the same factors deemed relevant to the analysis, the Company reduced the allowance to approximately 30% of the portfolio in fiscal 1999, 25% in fiscal 2000, and 23% in fiscal 2001.

The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company’s actual collection experience.

Other Allowances
In connection with the purchase of NACO and Trails, the Company recorded an allowance for interest discount to increase to 14.75%, the weighted average yield on the contracts receivable then owned by NACO and Trails. The allowance for interest discount was amortized using the effective interest method over the respective terms of the contracts, and was fully amortized in fiscal 2000. Additionally, in connection with the purchase of NACO and Trails, the Company recorded an allowance for future collection costs, which was amortized as a reduction of general and administrative expenses based on cash collected on the related portfolio, and was fully amortized in fiscal 2000. The Company also purchased contracts receivable from certain third parties and recorded a valuation allowance to record the contracts receivable at the purchase price. This valuation allowance was amortized as an increase to interest income over the respective term of the contracts, and was fully amortized in fiscal 2000.

Change in Receivables
The net balance of contracts receivable increased by approximately $1.8 million during fiscal 2001, primarily as a result of an increase in financed sales, partially offset by $4.5 million in cash collections.

Campground Properties. The Company’s campground properties consist of land, buildings and other equipment used in administration and operations as well as assets held for sale. Campground properties decreased by $1.1 million in fiscal 2001 due primarily to the sale of one campground and $2.7 million of depreciation on property and equipment, partially offset by $2.3 million of capital expenditures.

As discussed above, in fiscal 2001, the Company closed four campgrounds in connection with the consolidation of Leisure Time’s operations and reclassified $2.6 million from campground land and buildings and equipment to assets held for sale.

The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2001, the Company spent $6.0 million on major maintenance, repairs and improvements at the campgrounds. The Company anticipates that it will spend an additional $5.9 million on such items in fiscal 2002, which will be funded by existing cash and cash provided by operations. The Company may be required to spend greater amounts in future years as the facilities age.

During the periods presented, the Company also owned lot inventory, buildings and equipment and land held for sale at certain resorts not related to the campground operations. Over the past several years, the Company has sold substantially all of the assets it owns at these resorts.

At June 30, 2001, the Company had a $1.9 million liability for obligations created by reports that it filed with the Department of Housing and Urban Development (“HUD”) at one resort not related to the campground operations, which remain substantially incomplete. A person who purchased a lot when a HUD report was in effect may allege that the failure to make timely improvements constitutes a breach of his or her agreement with the Company and could seek damages from the Company or rescission of the lot purchase. Approximately 45 persons purchased lots from the Company when HUD reports in effect described improvements that the Company has not yet constructed. An insignificant number of persons have asserted claims against the Company for the failure to make these improvements.

Other Assets. Other current assets decreased by $103,000 during fiscal 2001. The decrease was due primarily to a $184,000 decrease in accounts receivable, $56,000 decrease in dues receivable and a $16,000 decrease in inventory levels, partially offset by a $135,000 increase in prepaid expenses, consisting of marketing and insurance costs.

Other assets increased by $131,000 in fiscal 2001 due primarily to an increase in workers compensation deposits.

Borrowings.

Line of Credit with Union Bank
On July 1, 2001, the Company established a $15.0 million Line of Credit with Union Bank. Borrowings under the Line of Credit carry an interest rate of prime minus 0.75%. The Company may borrow, repay and reborrow under the Line of Credit from time to time, provided, however, that for at least one day during each twelve-month period, the principal amount outstanding under the Line of Credit must be not more than $5.0 million. All borrowings under the Line of Credit will mature on July 1, 2003. The Company anticipates using the Line of Credit for general working capital purposes, although it is permitted under the terms of the Line of Credit to use up to $5.0 million for acquisitions from time to time. The Company currently has no borrowings outstanding under the Line of Credit.

The Company’s ability to borrow under the Line of Credit for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Line of Credit, including certain covenants respecting minimum tangible net worth, minimum adjusted EBITDA (as defined) and minimum total debt to adjusted EBITDA. The Line of Credit prohibits the Company from borrowing from other sources.

The Company has granted liens on substantially all of its assets, other than its real estate, to secure its obligations under the Line of Credit. In addition, the Company’s principal subsidiaries have guaranteed the Company’s obligations under the Line of Credit and have granted liens on substantially all of their assets, other than their real estate, to secure their guarantees.

Credit Agreement with Foothill
Through the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under its Credit Agreement with Foothill, and it terminated the Credit Agreement on June 30, 2001. During the periods presented, borrowings under the Credit Agreement accrued interest at prime plus .25% per annum, subject to a minimum interest rate of 7% per annum.

PIK Note Redemption
In December 1998, the Company redeemed all $34.8 million principal amount of its 12% Senior Subordinated Pay-in-Kind Notes Due 2003 (“PIK Notes”) outstanding and paid $1.7 million of accrued interest.

Deferred Revenues and Expenses. Deferred revenues of $47.8 million and $34.1 million at June 30, 2001 and 2000, respectively, include $15.5 million of membership dues collections relating to future periods, $30.2 million and $16.8 million, respectively, of campground membership sales revenues to be recognized in future periods, and $2.2 million and $1.8 million, respectively, of other deferred revenues related primarily to RPI’s operations and Trails Management. Deferred membership selling expenses of $8.9 million and $5.2 million at June 30, 2001 and 2000, respectively, represent incremental direct selling costs to be recognized in future periods.

General Liability Insurance. Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance program covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. At June 30, 2001 and 2000, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled $577,000 and $650,000, respectively.

Employee Health Insurance. The Company provides medical and dental benefits for its employees under employee benefit plans (collectively, the “Plans”) that are funded primarily through employer and employee contributions. The Company has purchased stop loss insurance that protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated uninsured claims of $709,000 and $817,000 at June 30, 2001 and 2000, respectively. This liability is based on actuarial estimates of amounts needed to fund expected uninsured claims, as well as premium payments and administrative costs of the Plans.

Workers’ Compensation Insurance. Commencing July 1, 1998, the Company obtained insurance covering workers’ compensation claims with no self-insured deductible. Prior to this date, the Company’s insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. In fiscal 2001 and 2000, the Company increased its reserves for workers compensation claims by $160,000 and $138,000, respectively, because the Company estimates that it will be required to pay additional amounts in future periods to cover claims not covered by the deposits originally made by the Company.

Recently Issued Accounting Pronouncements. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Similar Financial Instruments for Hedging Activities,” in fiscal 2001. However, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial position because the Company does not currently use derivative instruments. In June 2001, the Financial Accounting Standards Board

issued SFAS No. 141 and SFAS No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting on a prospective basis. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 141 and SFAS No. 142 will have a material effect on their results of operations or financial position for the current period.

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

The Company had $9.9 million of contracts receivable at June 30, 2001, which have a weighted average stated interest rate of 14% and an average remaining term of 35 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rate on the contracts receivable are fixed.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into U.S. Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company’s operations.

Interest Rate Sensitivity. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s contracts receivable or its short-term cash investments.

The Company currently has no outstanding borrowing under its Line of Credit with Union Bank. If, however, it becomes necessary for the Company to borrow under its Line of Credit, the Company’s sensitivity to changes in interest rates would increase because borrowings under the Line of Credit bear interest at prime minus .75%.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 2001, 2000, and 1999. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 8.

Net Income. The Company reported net income of $4.3 million or $.50 per diluted share on revenues of $79.4 million for the year ended June 30, 2001. This compares with net income of $9.2 million or $1.08 per diluted share on revenues of $70.8 million for the year ended June 30, 2000, and net income of $5.6 million or $.66 per diluted share on revenues of $67.9 million for the year ended June 30, 1999.

Income before taxes was $6.4 million for fiscal 2001, compared with $5.5 million in fiscal 2000. Net income for fiscal 2000 included a net deferred income tax benefit of $5.8 million, partially offset by a $1.4 million tax provision, resulting from the elimination of the valuation allowance for the Company’s net deferred tax assets.

The Company’s revenues increased by $8.6 million in fiscal 2001, compared with fiscal 2000, due primarily to increases in membership sales revenue, dues revenue and other campground revenue, partially offset by a decrease in other income. Increases in campground operating costs and selling and marketing expenses during fiscal 2001 were partially offset by a decrease in interest expense, as a result of decreased debt levels.

The Company’s revenues increased by $2.8 million in fiscal 2000, compared with fiscal 1999, due primarily to increased dues revenue from the acquisition of Leisure Time’s members and increased membership sales revenue. Revenues increased in fiscal 2000, compared with fiscal 1999, even though gains from asset sales were $1.1 million lower and interest income was $559,000 lower in fiscal 2000. Due to reductions in debt levels, the Company’s interest costs were also lower by $1.5 million in fiscal 2000. However, the unfavorable impact from the net deferral of sales revenues and expenses was $4.2 million higher in fiscal 2000, reflecting an increase in the level of sales activity, and campground operating expenses were $3.3 million higher due to the acquisition of Leisure Time’s campgrounds. In addition, net income for fiscal 2000 included the income tax benefit discussed above.

The table on the following page shows separately the results of the campground operations, Trails Management’s operations and RPI’s operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 2001, 2000 and 1999.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)

	Year ended June 30,

	2001	2000	1999

Campground Operations

Membership dues	$40,080	$37,495	$36,455

Campground revenues	17,849	16,731	15,585

Cost of campground revenues	(8,793)	(8,095)	(7,401)

Operating expenses	(35,184)	(32,158)	(29,998)

Contribution from campground operations	13,952	13,973	14,641

Sales

Membership contracts originated	22,903	13,912	5,480

Change in deferred revenue	(13,363)	(8,348)	(1,521)

Membership sales revenue	9,540	5,564	3,959

Membership origination costs	(9,905)	(7,614)	(4,152)

Change in deferred origination costs	3,739	3,112	440

Marketing expenses	(5,650)	(4,026)	(2,046)

Loss on sales	(2,276)	(2,964)	(1,799)

Trails Management

Revenues	3,082	2,508	2,271

Expenses	(3,332)	(2,545)	(2,135)

(Loss) Contribution from Trails Management	(250)	(37)	136

Resort Parks International

Revenues	3,713	3,706	3,576

Expenses	(1,820)	(1,844)	(1,963)

Contribution from RPI	1,893	1,862	1,613

Other income	2,616	2,880	2,739

Corporate member services	(1,233)	(1,333)	(1,253)

General and administrative expense	(9,776)	(9,634)	(9,431)

Other	168	374	227

	(8,225)	(7,713)	(7,718)

Income before interest income and expense, gain on asset sales and taxes	5,094	5,121	6,873

Interest income	1,951	1,509	2,008

Interest expense	(1,013)	(1,427)	(2,957)

Gain on asset sales	397	4	1,105

Reduction in allowance for doubtful accounts	—	251	886

Income before taxes	$6,429	$5,458	$7,915

Operating Income. During each of the years ended June 30, 2001 and 2000, the Company achieved a positive contribution from operations of $5.1 million, compared with $6.9 million in the year ended June 30, 1999. Despite a decrease in contributions from campground operations, Trails Management, and other income, operating income remained stable in fiscal 2001 because of the decrease in the negative contribution from the Company’s sales operations. Operating income declined in fiscal 2000 primarily because of declines in the contributions from campground operations and Trails Management and a higher loss from sales operations. For this purpose, the contribution from operations is defined as income before interest income and expense, gain on asset sales, reduction in the allowance for doubtful accounts, nonrecurring income and expenses and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s income before taxes for the historical periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

The operating results of Leisure Time are included in the operating results of the Company for the entire fiscal 2001, compared with only six and one-half months (from December 16, 1999) for fiscal 2000.

Campground dues revenue was $40.1 million for the year ended June 30, 2001, compared with $37.5 million and $36.5 million for the years ended June 30, 2000 and 1999, respectively. The $2.6 million (7%) increase in dues revenue in fiscal 2001 was due primarily to the addition of $4.7 million in dues paid by the members of Leisure Time and the effect of the annual dues increase, partially offset by the loss of campground members during the year. In fiscal 2000, Leisure Time members paid $1.9 million in dues.

Other campground revenues were $17.8 million for the year ended June 30, 2001, compared with $16.7 million and $15.6 million for the years ended June 30, 2000 and 1999, respectively. The $1.1 million (7%) increase in other campground revenues in fiscal 2001 resulted primarily from $860,000 of revenue from Leisure Time’s campgrounds, compared with $290,000 in fiscal 2000, and a greater emphasis on ancillary revenue at all campgrounds. The $1.1 million (7%) increase in other campground revenues in fiscal 2000 resulted primarily from the revenue from Leisure Time’s campgrounds and an increase in revenue from the extended stay program at certain campgrounds. The related expenses were $8.8 million, $8.1 million and $7.4 million for fiscal 2001, 2000 and 1999, respectively. The increase in related expenses in fiscal 2001 was due primarily to $379,000 in expenses related to Leisure Time’s campgrounds, compared with $176,000 in the prior year, and increases in the cost of labor and operating supplies. The increase in expenses in fiscal 2000 was due primarily to the expenses related to Leisure Time’s campgrounds and an increase in labor costs.

Campground operating expenses were $35.2 million for the year ended June 30, 2001, compared with $32.2 and $30.0 million for the years ended June 30, 2000 and 1999, respectively. The $3.0 million (9%) increase in campground operating expenses in fiscal 2001 was due in part to operating expenses of $3.4 million relating to Leisure Time’s campgrounds, compared with $1.5 million in the prior year. The increase in the current year was also due in part to a $693,000 (12%) increase in utility costs at the Company’s other campgrounds, principally in Southern California where such costs increased $379,000, which accounts for 55% of the total increase in utility costs. Labor costs at the Company’s other campgrounds increased $255,000 during the current year, primarily due to wage increases. The $2.2 million (7%) increase in campground operating expenses in fiscal 2000 resulted primarily from the additional operating expenses relating to Leisure Time’s campgrounds and an increase in maintenance expenses.

As discussed above, in fiscal 2001, the Company completed its consolidation of Leisure Time’s operations and closed four campgrounds. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

For the year ended June 30, 2001, the Company originated membership contracts of $22.9 million, compared with $13.9 million and $5.5 million in the years ended June 30, 2000 and 1999, respectively. In fiscal 2001, the Company sold a greater number of new membership contracts at a higher average price per contract and a greater number of membership upgrades to its existing members, compared with the prior years. In the current year, the Company completed the upgrade program offered to Leisure Time’s existing members, and began marketing a similar product to the existing members of Thousand Trails and NACO.

For the year ended June 30, 2001, the Company originated approximately 4,500 new membership contracts at an average price of $2,549, compared with approximately 3,700 new membership contracts at an average price of $2,298, and approximately 4,200 new membership contracts at an average price of $1,254, for the years ended June 30, 2000 and 1999, respectively. The Company also originated approximately 3,000 upgrade contracts at an average price of $2,995 in fiscal 2001, compared with approximately 1,700 upgrade contracts at an average price of $2,895 in fiscal 2000. In February 2001, the Company began offering existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in approximately 6,800 contracts at an average price of $235 in the current year. In April 2001, the Company began offering existing Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 300 contracts at an average price of $1,999 in the current year.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate, net of any related allowances, on a straight-line basis over the expected life of the memberships sold. For the years ended June 30, 2001, 2000 and 1999, the Company recognized campground membership sales revenue of $9.5 million, $5.6 million and $4.0 million, respectively. Membership sales revenue includes revenues of $7.2 million, $3.9 million and $3.1 million, respectively, that were deferred in prior periods. Moreover, for fiscal 2001, 2000 and 1999, the Company deferred revenues of $20.6 million, $12.3 million and $4.6 million, respectively, which will be recognized in future periods. In the current year, the Company recognized $2.2 million in sales revenue related to Leisure Time, compared with $619,000 in the prior year.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 2001, 2000 and 1999, the Company recognized selling expenses of $6.2 million, $4.5 million and $3.7 million, respectively. These amounts include expenses of $2.1 million, $998,000 and $730,000, respectively, that were deferred in prior periods. Moreover, for fiscal 2001, 2000 and 1999, the Company deferred expenses of $5.9 million, $4.1 million and $1.2 million, respectively, which will be recognized in future periods. In fiscal 2001, the Company recognized selling and marketing expenses of $983,000 related to Leisure Time, compared with $865,000 in fiscal 2000.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sale revenues by $2.3 million, $3.0 million and $1.8 million, for the years ended June 30, 2001, 2000 and 1999, respectively. These expenses exceeded sales revenue primarily because the Company deferred more sales revenue than selling expenses. In addition, in fiscal 1999, these expenses exceeded sales revenue, in part, because the relatively low volume of sales did not cover fixed costs.

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

The Company’s selling and marketing efforts during the past three fiscal years have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations similar to the acquisition of Leisure Time, the membership base will continue to decline, which will decrease the Company’s revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company’s business and results of operations.

Trails Management. Trails Management, a wholly owned subsidiary of the Company, manages 241 public campgrounds for the U.S. Forest Service and other entities. For the year ended June 30, 2001, these operations produced a net loss of $250,000 on revenues of $3.1 million. This compares with a net loss of $37,000 on revenues of $2.5 million for the year ended June 30, 2000, and a net contribution of $136,000 on revenues of $2.3 million for the year ended June 30, 1999. The increase in revenues in fiscal 2001 was due primarily to higher usage of the campgrounds, in addition to a new contract entered into during the second quarter of fiscal 2001, which increased by 72 the number of campgrounds managed. The increase in revenues in fiscal 2000 was due primarily to new contracts entered into that year, which increased the number of campgrounds managed. However, increases in expenses, principally start up costs associated with the new contracts, labor and utilities, more than offset the increases in revenues, resulting in losses in fiscal 2001 and 2000.

Resort Parks International. RPI, a wholly owned subsidiary of the Company, charges its members a fee for a membership that entitles them to use any of the recreational facilities participating in RPI’s reciprocal use system, subject to certain limitations. For the years ended June 30, 2001 and 2000, RPI’s operations produced a net contribution of $1.9 million on revenues of $3.7 million. This compares with a net contribution of $1.6 million on revenues of $3.6 million for the year ended June 30, 1999. Revenue from new membership sales and sales of directories increased in fiscal 2001, but these increases were offset by decreases in revenue from membership renewals, while expenses remained constant between the two periods.

The slight increase in RPI’s contribution in fiscal 2000, compared with 1999, resulted primarily from lower operating expenses, which were attributable to lower communication costs and a decrease in the cost of operating supplies, partially offset by an increase in labor costs. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written–off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged to members for making more than five operator-assisted reservations in a given year, lot sales and fees received from third parties for billing and collection services

Other income was $2.6 million for the year ended June 30, 2001, compared with $2.9 million for the year ended June 30, 2000, and $2.7 million for the year ended June 30, 1999. The decrease in other income in fiscal 2001 was due primarily to a $312,000 decrease in fees received from third parties for billing and collection services after a primary customer terminated its contract with the Company in September 2000, and a $408,000 decrease in other miscellaneous income, which in fiscal 2000 included $183,000 from the settlement of a property insurance claim. These decreases were partially offset by an increase in the collection of delinquent dues. The increase in other income during fiscal 2000 was due primarily to an increase in transfer fees and servicing fees, partially offset by a decrease in the collection of written-off contracts and delinquent dues. Leisure Time contributed $248,000 in other income in fiscal 2001, compared with $86,000 in fiscal 2000.

General and Administrative Expenses. General and administrative expenses were $9.8 million for the year ended June 30, 2001, compared with $9.6 million for the year ended June 30, 2000, and $9.4 million for the year ended June 30, 1999. General and administrative expenses increased in fiscal 2001 due primarily to increases in labor costs and credit card processing fees, partially offset by decreases in third-party legal fees. General and administrative expenses increased in fiscal 2000 due primarily to increases in labor costs, rental expense, credit card processing fees and approximately $77,000 in expenses related to the acquisition of Leisure Time that could not be capitalized as part of the cost of acquisition. These increases were partially offset by decreases in third-party legal fees, professional expenses and depreciation. General and administrative expenses directly related to Leisure Time were $127,000 in fiscal 2001, compared with $268,000 in fiscal 2000.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.3 million, $2.2 million and $2.1 million for the years ended

June 30, 2001, 2000 and 1999, respectively. In fiscal 2000 and 1999, these collection costs were reduced by $98,000 and $136,000, respectively, as a result of the amortization of the allowance for collection costs related to the contracts receivable (see “Liquidity and Capital Resources – Contracts Receivable”). Collection costs related to Leisure Time’s contracts receivable were $287,000 in fiscal 2001, compared with $139,000 in fiscal 2000. The Company anticipates that its overall collection costs will continue to increase if the contracts receivable portfolio continues to grow, resulting from an increase in financed new sales.

Corporate Member Services. Corporate member services include the reservation and member support services performed at the corporate office, as well as the costs incurred to produce the Company’s member magazine. These costs declined to $1.2 million for the year ended June 30, 2001, from $1.3 million for the years ended June 30, 2000, and 1999. The decrease in expenses in fiscal 2001 was due primarily to a decrease in labor and communications expenses, partially offset by an increase in production and postage costs for the Company’s member magazine.

Interest Income and Expense. Interest income increased to $2.0 million for the year ended June 30, 2001, compared with $1.5 million for the year ended June 30, 2000, and $2.0 million for the year ended June 30, 1999. The increase in fiscal 2001 was due primarily to increases in interest earned on the Company’s growing portfolio of contracts receivable and invested cash. The decrease in fiscal 2000 was due primarily to decreases in interest earned on the Company’s portfolio of contracts receivable, which declined during that year prior to the acquisition of Leisure Time. Also included in interest income is amortization of the allowance for interest discount and valuation allowance related to the contracts receivable, of which $229,000 was amortized during fiscal 2000, and $181,000 was amortized during fiscal 1999 (see “Liquidity and Capital Resources – Contracts Receivable”). The interest discount and valuation allowances were fully amortized at June 30, 2000. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 33% of which are sold on an installment basis. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels.

Interest expense decreased to $1.0 million for the year ended June 30, 2001, from $1.4 million for the year ended June 30, 2000, and $3.0 million for the year ended June 30, 1999. The decreases in interest expense in fiscal 2001 and 2000 were due primarily to decreases in debt levels from year to year. Interest expense for fiscal 2001 includes a $150,000 fee resulting from early termination of the Company’s Credit Agreement with Foothill.

Interest expense for the year ended June 30, 1999, includes amortization of the deferred gain related to the PIK Notes, which reduced interest expense by $150,000.

The Company reduced its outstanding debt by $9.6 million during fiscal 2001, $1.3 million during fiscal 2000, and by $23.8 million during fiscal 1999. At June 30, 2001, the Company had no outstanding borrowings. Interest expense is expected to decline in the future as the Company funds its day-to-day activities with cash from operations. However, the Company’s ability to fund its operations with internally generated cash will be limited if new members elect to finance the purchase of their memberships in significant amounts. In addition, the Company would likely borrow under the Line of Credit if it acquires new members through the purchase of other membership campground operations, similar to the acquisition of Leisure Time.

Gains on Asset Sales. During the years ended June 30, 2001, 2000 and 1999, the Company sold certain of its real estate assets and recognized related gains of $397,000, $4,000 and $1.1 million, respectively. In fiscal 2001, the Company sold one campground for proceeds of $1.4 million, and recorded a gain of $250,000 on the sale. In fiscal 1999, the Company sold a large tract of undeveloped land for proceeds of $2.0 million, and recorded a gain of $993,000 on the sale. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale, the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future if the Company downsizes and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past three years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

Reduction in the Allowance for Doubtful Accounts. In fiscal 2000 and 1999, the Company reduced the allowance for doubtful accounts on the contracts receivable by $251,000 and $886,000, respectively. The adjustments were made because the Company experienced lower contract losses than anticipated in these years (see “Liquidity and Capital Resources –Contracts Receivable”).

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards (“NOLs”), to the extent that realization of such benefits is more likely than not.

The Company’s current provision for income taxes was $891,000, $621,000 and $40,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The provisions for fiscal 2001 and 2000 include amounts for federal alternative minimum taxes as well as state income taxes in the various states where the Company conducts its business. The provision for fiscal 1999 relates primarily to state income taxes. With the exception of the alternative minimum tax amounts, the Company does not have federal income taxes payable on a consolidated basis due to its NOLs, which are estimated to total $7.9 million at June 30, 2001, and expire in years 2010 to 2014. Prior to net operating loss deductions, the Company had taxable income of $13.0 million in fiscal 2001 and $7.0 million in fiscal 2000, and a taxable loss of $2.1 million in fiscal 1999.

The tax provision for the year ended June 30, 2001 also includes a net deferred tax provision of $1.3 million. The tax provision for the year ended June 30, 2000 includes a $5.8 million deferred income tax benefit resulting from the reversal of the valuation allowance for the Company’s net deferred tax assets (see Note 10 to the consolidated financial statements included in Item 8) and a net deferred tax provision of $1.4 million. The tax provision for the year ended June 30, 1999, also includes a net deferred tax provision of $2.3 million, which consists of $2.7 million in deferred income tax expense and a $401,000 deferred income tax benefit resulting from a reduction in the valuation allowance for the Company’s net deferred tax assets. The adjustments to the valuation allowance will have no effect on current or future income tax payments, but will result in higher future tax provisions in the periods the related deferred tax assets are realized. The Company reduced the valuation allowance in fiscal 1999 and eliminated the valuation allowance in fiscal 2000 because it expects to generate sufficient taxable income during the carryforward period to realize the net deferred tax assets. No increases in current levels of income are required to do so. Although the Company has experienced a declining membership base, it does not expect the net effect of such a decline to prevent the realization of the net deferred tax assets over such period.

Inflation. During the past three fiscal years, the Company’s results have not been affected materially by inflation. However, in fiscal 2001, the Company’s results were affected adversely by rising utility costs at the Company’s campgrounds, principally in Southern California. Should the rate of inflation increase in the future, or should utility costs continue to rise, the Company’s expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company cannot increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability (see “Campground Operations – Dues”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently have any derivative financial instruments, which include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. However, the Company does have other financial instruments containing market risk. Management believes that the market risk associated with the Company’s financial instruments as of June 30, 2001 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Market Risk” and “Interest Rate Sensitivity.”

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes hereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Thousand Trails, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Thousand Trails, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thousand Trails, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Dallas, Texas,
     September 5, 2001

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30,

	2001	2000

Assets

Current Assets

Cash and cash equivalents	$9,016	$2,420

Current portion of receivables, net of allowance of $1.0 million and $.9 million, respectively	2,096	1,668

Current portion of deferred membership selling expenses	2,886	1,387

Current portion of net deferred tax assets	6,885	3,780

Inventories	1,221	1,237

Other current assets	765	868

Total Current Assets	22,869	11,360

Restricted cash	646	1,320

Receivables, net of allowances and discount of $1.3 million and $1.0 million, respectively	5,492	4,107

Campground land	20,696	22,981

Buildings and equipment, net of accumulated

depreciation of $21.8 million and $20.1 million, respectively	21,256	22,396

Assets held for sale	5,600	2,965

Deferred membership selling expenses	6,030	3,790

Net deferred tax assets	995	5,362

Other assets	365	234

Total Assets	$83,949	$74,515

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable	$2,775	$1,904

Accrued interest	—	103

Other accrued liabilities	8,021	7,498

Current portion of long-term debt	—	2,571

Accrued construction cost	1,888	1,888

Current portion of deferred revenue	27,668	21,977

Total Current Liabilities	40,352	35,941

Long-term debt	—	7,043

Deferred revenue	20,158	12,106

Other liabilities	1,004	1,316

Total Liabilities	61,514	56,406

Commitments and Contingencies Shareholders’ Equity

Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding

Common stock, $.01 par value, 15,000,000 shares authorized, 8,167,123 and 7,980,592 shares issued and outstanding, respectively, after deducting 206,705 and 190,736 shares held in Treasury, respectively	82	80

Additional paid-in capital	21,132	21,080

Retained earnings (accumulated deficit)	1,362	(2,914)

Accumulated other comprehensive loss	(141)	(137)

Total Shareholders’ Equity	22,435	18,109

Total Liabilities and Shareholders’ Equity	$83,949	$74,515

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)

	For the years ended June 30,

	2001	2000	1999

Revenues

Membership contracts originated	$22,903	$13,912	$5,480

Change in deferred revenue	(13,363)	(8,348)	(1,521)

Membership sales revenue	9,540	5,564	3,959

Membership dues	40,080	37,495	36,455

Other campground revenue	17,849	16,731	15,585

Trails Management revenue	3,082	2,508	2,271

RPI membership fees	3,713	3,706	3,576

Interest income	1,951	1,509	2,008

Gain on asset sales	397	4	1,105

Other income	2,784	3,254	2,966

Total Revenues	79,396	70,771	67,925

Expenses

Campground operating expenses	43,977	40,253	37,399

Membership origination costs	9,905	7,614	4,152

Change in deferred origination costs	(3,739)	(3,112)	(440)

Marketing expenses	5,650	4,026	2,046

Trails Management expenses	3,332	2,545	2,135

RPI membership expenses	1,820	1,844	1,963

Corporate member services	1,233	1,333	1,253

Interest expense and amortization	1,013	1,427	2,957

General and administrative expenses	9,776	9,634	9,431

Reduction in allowance for doubtful accounts	—	(251)	(886)

Total Expenses	72,967	65,313	60,010

Income Before Income Taxes	6,429	5,458	7,915

Income Taxes —

Income tax provision – current	(891)	(621)	(40)

Income tax (provision) benefit – deferred	(1,262)	4,412	(2,304)

Net Income	$4,276	$9,249	$5,571

Net Income per Share — Basic	$.52	$1.16	$.73

Net Income per Share — Diluted	$.50	$1.08	$.66

Shares Used to Calculate Net Income Per Share:

Basic	8,107	7,981	7,630

Diluted	8,598	8,594	8,475

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Common Stock

				Retained	Accumulated
			Additional	Earnings	Other
	Number of		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total

Balance, June 30, 1998	7,437,083	$74	$20,551	$(17,734)	$(137)	$2,754

Issuance of common shares	662,245	7	1,332	—	—	1,339

Purchase of treasury stock	(3,200)		(14)			(14)

Other comprehensive loss	—	—	—	—	(2)	(2)

Net income	—	—	—	5,571	—	5,571

Comprehensive income	—	—	—	—	—	5,569

Balance, June 30, 1999	8,096,128	81	21,869	(12,163)	(139)	9,648

Issuance of common shares	74,364	1	61	—	—	62

Purchase of treasury stock	(189,900)	(2)	(850)	—	—	(852)

Other comprehensive loss	—	—	—	—	2	2

Net income	—	—	—	9,249	—	9,249

Comprehensive income	—	—	—	—	—	9,251

Balance, June 30, 2000	7,980,592	80	21,080	(2,914)	(137)	18,109

Issuance of common shares	210,031	2	168	—	—	170

Purchase of treasury stock	(23,500)	—	(116)	—	—	(116)

Other comprehensive income	—	—	—	—	(4)	(4)

Net income	—	—	—	4,276	—	4,276

Comprehensive income	—	—	—	—	—	4,272

Balance, June 30, 2001	8,167,123	$82	$21,132	$1,362	$(141)	$22,435

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the years ended June 30,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Collections of principal on receivables	$4,508	$3,562	$4,167

Interest received	1,951	1,387	1,909

Interest paid	(1,013)	(1,427)	(2,988)

General and administrative and corporate member services costs	(11,631)	(11,640)	(10,233)

Cash collected from operations, including deferred revenue	69,761	65,502	61,590

Cash from sales of memberships	15,902	10,747	4,424

Expenditures for campground operations	(44,338)	(41,387)	(38,269)

Expenditures for sales and marketing	(14,430)	(10,661)	(6,151)

Expenditures for insurance premiums	(3,013)	(2,083)	(2,038)

Payment of income taxes	(622)	(212)	(507)

Other, net	674	265	(69)

Net cash provided by operating activities	17,749	14,053	11,835

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,253)	(1,322)	(2,935)

Acquisition of Leisure Time	—	(7,727)	—

Proceeds from asset sales	1,738	74	2,246

Net cash used in investing activities	(1,515)	(8,975)	(689)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) borrowings under Credit Agreement	(9,614)	(1,273)	10,887

Redemption of PIK Notes	—	—	(34,792)

Payment of notes	(78)	(2,792)	—

Purchase of treasury stock	(116)	(852)	(14)

Issuance of common stock	170	62	1,339

Net cash used in financing activities	(9,638)	(4,855)	(22,580)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,596	223	(11,434)

CASH AND CASH EQUIVALENTS

Beginning of period	2,420	2,197	13,631

End of period	$9,016	$2,420	$2,197

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	For the years ended June 30,

	2001	2000	1999

Reconciliation of net income to net cash provided by operating activities:

Net Income	$4,276	$9,249	$5,571

Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation	2,703	2,662	2,604

Bad debt provision	933	904	187

Amortization of interest yield, collection costs and valuation allowance	—	(229)	(316)

Amortization of PIK Note deferred gain	—	—	(150)

Increase in deferred sales revenue	13,364	8,348	1,522

Increase in deferred membership origination costs	(3,739)	(3,112)	(441)

Gain on asset sales	(397)	(3)	(1,105)

Reduction of bad debt allowances, net	—	(251)	(886)

Reduction of deferred tax valuation allowance	—	(5,807)	—

Increase in deferred income tax provision	1,262	1,394	2,304

Decrease (increase) in restricted cash	674	265	(69)

(Increase) decrease in receivables	(2,745)	(1,283)	2,929

(Increase) decrease in other assets	(13)	2,182	139

Increase (decrease) in accounts payable	871	(194)	(371)

(Decrease) increase in accrued interest	(103)	(7)	274

Increase (decrease) in other liabilities	668	(66)	(365)

Other, net	(5)	1	8

Total adjustments	13,473	4,804	6,264

Net cash provided by operating activities	$17,749	$14,053	$11,835

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001

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

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (“Trails Management”) and, commencing December 16, 1999, Leisure Time Resorts of America, Inc. (“Leisure Time”). See Note 3 – Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company sells campground memberships pursuant to membership contracts that give purchasers the right to use one or more of the Company’s campgrounds, but do not convey a deeded interest in the campgrounds. Until 1990, the Company also sold campground memberships that gave purchasers an undivided fractional interest in one of six campgrounds. A membership requires the payment of an upfront membership fee and permits the member’s family to use one or more of the Company’s campgrounds for an initial period, subject to renewal each year upon payment of annual dues. Previously, the Company sold residential lots at certain resorts not related to the campground operations.

The Company has offered financing on campground memberships for a period of up to 48 months with a down payment of at least 25% of the sales price. Beginning in January 1999, the minimum down payment was changed to $495, regardless of sales price. The Company has also offered financing on the sale of lots for periods up to five years with a down payment of at least 10% of the sales price. However, during the periods presented, the majority of the Company’s campground memberships were not financed for more than three years, and all sales of lots were on cash terms.

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

The annual dues paid by campground members are used to fund the Company’s operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. The membership contracts generally permit the Company to increase annually the amount of each member’s dues by either (i) the percentage increase in the consumer price index (“CPI”) or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 50% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future. Annual dues are recognized as revenue ratably over 12 months as services are provided, and are recorded net of an allowance to provide for uncollectible amounts. Dues paid in advance are deferred as unearned revenue.

Trails Management manages public campgrounds for the U.S. Forest Service and other entities. Pursuant to its management contracts, Trails Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the U.S. Forest Service or other entity. Revenues primarily consist of fees paid by visitors to the campgrounds. Fees paid in advance are deferred as unearned revenue.

RPI offers its members reciprocal use of approximately 300 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to certain limitations. RPI provides the member a directory of participating facilities and a membership card. Participating facilities allow RPI members access for an additional fee, which is not shared with RPI. RPI membership fees are recognized as revenue when the directory and membership card are sent to the member. Fees paid in advance for multiple-year memberships are deferred as unearned revenue.

Cash and Cash Equivalents
The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash generally consists of deposits to collateralize performance bonds and letters of credit in the ordinary course of business.

Receivables
Before the Company acquired certain subsidiaries in 1991, the Company purchased contracts receivable from them and recorded the contracts receivables at the selling company’s carrying value. In connection with the Company’s acquisition of these subsidiaries, the Company recorded the contracts receivable then owned by the subsidiaries at their fair value, which was net of an allowance for interest discount to increase the weighted average yield on the contracts to 14.75%, the current market yield at the time of acquisition. The allowance for interest discount was amortized using the effective interest method over the respective terms of the contracts, and was fully amortized at June 30, 2000. In addition, the Company recorded an allowance for future collection costs associated with the collection of the contracts receivable portfolio. This allowance was amortized as a reduction of general and administrative expense based on cash collected on the related portfolio, and was fully amortized at June 30, 2000. The Company also recorded a valuation allowance in connection with purchases of contracts receivable from third parties, to record the contracts receivable at the purchase price. The valuation allowance was amortized over the respective terms of the contracts as an increase to interest income, and was fully amortized at June 30, 2000. In connection with the acquisition of Leisure Time, the Company recorded the contracts receivable owned by Leisure Time at their face value, less an allowance for doubtful accounts.

Interest income is recognized on purchased contracts receivable based upon the effective yield at which they were purchased and on other contracts receivable at their stated rates based on the outstanding principal balances.

Allowance for Doubtful Accounts
The Company provides an allowance for future cancellations of contracts receivable. The allowance is based on management’s estimate of future contract cancellations considering the Company’s historical cancellation rates as well as other factors deemed relevant to the analysis. The allowance is reviewed on a periodic basis with changes in management’s estimates recognized in the period known. The Company presently believes that the allowance for doubtful accounts is adequate. However, if cancellations occur at a different rate than is presently anticipated, it may be necessary for the Company to revise its estimates and increase or decrease the allowance, which would affect the Company’s operating results and financial condition.

Campground Land and Assets Held for Sale
Campground land and assets held for sale is recorded at the lower of cost or estimated net realizable value. The Company classifies assets as held for sale at the time a determination is made to dispose of certain campground properties and the related land and other fixed assets.

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

Principles of Consolidation
All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the years ended June 30, 2001, 2000 and 1999.

Use of Estimates
The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Similar Financial Instruments for Hedging Activities,” in fiscal 2001. However, the adoption of SFAS No. 133 did not have a material impact on the Company’s financial position because the Company does not currently use derivative instruments. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting on a prospective basis. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 141 and SFAS No. 142 will have a material effect on their results of operations or financial position for the current period.

Reclassifications
Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 3 — BUSINESS COMBINATION

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

Leisure Time currently owns and operates seven membership campgrounds in Washington and Oregon serving approximately 15,000 members. The Company closed three Leisure Time campgrounds in February 2001. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

NOTE 4 — COMPREHENSIVE INCOME

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

The following table provides statements of comprehensive income for the years ended June 30, 2001 and 2000 (dollars in thousands):

	For the year ended June 30,

	2001	2000

Net Income	$4,276	$9,249

Other Comprehensive Income:

Foreign Currency Translation Adjustment	(4)	2

Comprehensive Income	$4,272	$9,251

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the years ended June 30, 2001, 2000 and 1999, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the year ended June 30,

	2001	2000	1999

Net Income	$4,276	$9,249	$5,571

Weighted Average Number of Shares – Basic	8,107	7,981	7,630

Dilutive Options	491	613	824

Dilutive Warrants	—	—	21

Weighted Average Number of Shares – Diluted	8,598	8,594	8,475

Net Income Per Share – Basic	$.52	$1.16	$.73

Net Income Per Share – Diluted	$.50	$1.08	$.66

Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

NOTE 6 — RECEIVABLES

Contracts Receivable

The components of contracts receivable as of June 30, 2001 and 2000, are summarized as follows (dollars in thousands):

	June 30,

	2001	2000

Contracts receivable

Memberships/undivided interests	$9,803	$7,656

Lots	9	25

	9,812	7,681

Allowance for doubtful accounts	(2,289)	(1,928)

	7,523	5,753

Interest receivable	65	22

	$7,588	$5,775

Contracts Receivable
Contracts receivable bear interest at rates ranging generally from 5.5% to 19.5%, with a weighted average stated rate of 14% and 13% at June 30, 2001 and 2000, respectively. The obligor’s weighted average equity in the contracts receivable at June 30, 2001 and 2000, was 50% and 57%, respectively. As of June 30, 2001, 96% of the campground members and 99% of purchasers of lots had paid for their membership or lot in full.

The Company has no obligation to refund moneys received or to provide further services to purchasers in the event a contract is canceled for the purchaser’s nonperformance of contractual obligations. Contracts receivable related to undivided interests and lot sales are secured by deeds of trust on the related real estate. The Company does not require campground members to provide collateral or other security for related contracts receivable.

Allowance for Doubtful Accounts
In fiscal 2000 and 1999, the Company reduced the allowance for doubtful accounts on the contracts receivable by $251,000 and $886,000, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company does not presently anticipate any further adjustments to the allowance for doubtful accounts on the contracts receivable. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company’s actual collection experience.

Allowance for Interest Discount
Amortization of the allowance for interest discount totaled $98,000 and $136,000 for the years ended June 30, 2000 and 1999, respectively, which increased interest income. This allowance was fully amortized at June 30, 2000.

Allowance for Collection Costs
Amortization of the allowance for collection costs totaled $98,000 and $136,000 for the years ended June 30, 2000 and 1999, respectively, which decreased general and administrative expense. This allowance was fully amortized at June 30, 2000.

Valuation Allowance
Amortization of the valuation allowance totaled $33,000 and $45,000 for the years ended June 30, 2000 and 1999, respectively, which increased interest income. This allowance was fully amortized at June 30, 2000.

At June 30, 2001, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

	Memberships and
	Undivided Interests	Lots	Total

2002	$3,093	$6	$3,099

2003	2,821	1	2,822

2004	2,220	1	2,221

2005	1,143	1	1,144

2006	365	—	365

Thereafter	226	—	226

Total	$9,868	$9	$9,877

The Company operates 59 campgrounds located in 17 states and British Columbia, Canada. The largest percentage of campground members (approximately 32%) reside in California and, as of June 30, 2001, contracts receivable from members who purchased memberships in California totaled approximately $2.8 million. A large percentage of members (approximately 28%) also reside in Washington and Oregon and, as of June 30, 2001, contracts receivable from members who purchased memberships in Washington and Oregon totaled $2.8 million and $1.3 million, respectively.

NOTE 7 — CAMPGROUND PROPERTIES

Campground properties consisted of the following as of June 30, 2001 and 2000 (dollars in thousands):

	June 30,

	2001	2000

Assets held for sale	$5,530	$2,895

Campground land at campgrounds where right-to-use memberships are sold	18,603	20,888

Campground land at campgrounds where undivided interest were sold	2,093	2,093

Property and equipment	41,344	41,982

Construction in progress	1,194	146

Accumulated depreciation	(21,573)	(19,854)

	$47,191	$48,150

The Company sells campground memberships that give members the right to use one or more of the Company’s campgrounds but do not convey a deeded interest in the campgrounds. Until 1990, the Company also sold campground memberships that gave members a deeded undivided interest in one of six campgrounds. At the six campgrounds where undivided interests were sold, the Company is not required to seek the consent of the campground members to sell or encumber the Company’s interest in the campgrounds.

As of June 30, 2001 and 2000, the Company owned the following property at resorts not related to the campground operations (dollars in thousands):

	June 30,

	2001	2000

Land held for sale	$70	$70

NOTE 8 — DEFERRED REVENUE AND DEFERRED SELLING EXPENSES

Deferred revenue was comprised of the following as of June 30, 2001 and 2000 (dollars in thousands):

	June 30,

	2001	2000

Deferred revenue -

Campground membership sales	$30,175	$16,812

Campground membership dues	15,466	15,466

Other	2,185	1,805

	$47,826	$34,083

Components of the change in deferred membership selling expenses and deferred membership sales revenue are as follows (dollars in thousands):

	For the years ended June 30,

	2001	2000	1999

Deferred membership selling expenses, beginning of year	$5,177	$2,065	$1,625

Deferred	5,880	4,110	1,170

Recognized	(2,141)	(998)	(730)

Increase in deferral	3,739	3,112	440

Deferred membership selling expenses, end of year	8,916	$5,177	$2,065

Deferred membership sales revenue, beginning of year	16,812	$8,464	$6,943

Membership contracts originated	22,903	13,912	5,480

Less provision for doubtful accounts	(781)	(709)	—

Membership contracts originated, net	22,122	13,203	5,480

Membership revenue recognized	(8,759)	(4,855)	(3,959)

Increase in deferral	13,363	8,348	1,521

Deferred membership sales revenue, end of year	$30,175	$16,812	$8,464

NOTE 9 — LONG-TERM DEBT

Line of Credit with Union Bank

On July 1, 2001, the Company established a $15.0 million revolving, secured line of credit (“Line of Credit”) with Union Bank of California, N.A. (“Union Bank”). Borrowings under the Line of Credit carry an interest rate of prime minus 0.75%. The Company may borrow, repay and reborrow under the Line of Credit from time to time, provided, however, that for at least one day during each twelve-month period, the principal amount outstanding under the Line of Credit must be not more than $5.0 million. All borrowings under the Line of Credit will mature on July 1, 2003. The Company anticipates using the Line of Credit for general working capital purposes, although it is permitted under the terms of the Line of Credit to use up to $5.0 million for acquisitions from time to time. The Company currently has no borrowings outstanding under the Line of Credit.

The Company’s ability to borrow under the Line of Credit for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Line of Credit, including certain covenants respecting minimum tangible net worth, minimum adjusted EBITDA (as defined) and minimum total debt to adjusted EBITDA. The Line of Credit prohibits the Company from borrowing from other sources.

The Company has granted liens on substantially all of its assets, other than its real estate, to secure its obligations under the Line of Credit. In addition, the Company’s principal subsidiaries have guaranteed the Company’s obligations under the Line of Credit and have granted liens on substantially all of their assets, other than their real estate, to secure their guarantees.

Credit Agreement with Foothill

Through the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under the Credit Agreement (as amended, the “Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”), and it terminated the Credit Agreement on June 30, 2001. During the periods presented, borrowings under the Credit Agreement accrued interest at prime plus .25% per annum, subject to a minimum interest rate of 7% per annum.

PIK Note Redemption

In December 1998, the Company redeemed all $34.8 million principal amount of 12% Senior Subordinated Pay-in-Kind Notes Due 2003 (“PIK Notes”) outstanding and paid $1.7 million of accrued interest.

Balance Sheet Presentation

Balance sheet presentation of the current and long-term components of the Company’s outstanding debt as of June 30, 2001 and 2000, is reflected below (dollars in thousands):

	2001	2000

Current portion of long-term debt:

Borrowings under Credit Agreement	$—	$2,571

Long-term debt:

Borrowings under Credit Agreement	—	7,043

Total debt	$—	$9,614

NOTE 10 — INCOME TAXES

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

The differences, expressed as a percentage of pretax income, between statutory and effective federal income tax rates are as follows:

	For the years ended June 30,

	2001	2000	1999

Federal statutory tax rate	34.0%	34.0%	34.0%

Provision for state income taxes	1.1	5.3	—

Nonqualified stock options	(2.0)	(2.7)	—

Other permanent differences	.4	.5	.3

Change in deferred tax valuation	—	(106.5)	(4.7)

	33.5%	(69.4)%	29.6%

At June 30, 2001, the Company had estimated net operating tax loss carryforwards (“NOLs”) of $7.9 million, expiring in years 2010 through 2014, as follows (dollars in thousands):

Year ending	Amount
June 30,	expiring

2010	$140

2011	5,655

2014	2,069

$7,864

The NOLs available for future utilization were generated by a combination of operating losses and interest expense. Since 1995, the Company has instituted a number of cost-cutting moves, including closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. In addition, the Company has reduced its debt load and related interest expense. The Company has generated book income before taxes of at least $5.4 million in each of the last three years. In assessing the likelihood of utilization of existing NOLs, management considered the Company’s historical results and the current operating environment.

A reconciliation of the Company’s income before taxes for financial statement purposes to taxable income (loss) for the three years ended June 30, 2001 is as follows (dollars in thousands):

	For the year ended June 30,

	2001	2000	1999

Income before taxes for financial statement purposes	$6,429	$5,458	$7,915

Temporary differences related to:

Sales of membership contracts	7,048	1,800	1,079

Interest expense related to PIK Notes	—	—	(10,313)

Contracts receivable	(479)	1,127	966

Gain on sale of assets	885	39	(131)

Other	(591)	(1,093)	(1,659)

Total temporary differences	6,863	1,873	(10,058)

Permanent difference related to:

Non-qualified stock options	(381)	(447)	—

Other	69	74	74

Total permanent differences	(312)	(373)	74

Taxable income	$12,980	$6,958	$(2,069)

Temporary differences for each of the years presented are primarily related to revenue recognition on membership contracts, interest expense deductions, gains on collections of the contracts receivable portfolio and gains on asset sales.

For financial statement purposes, the Company recognizes revenue from the sale of membership contracts, and expenses directly related to the sale, over the expected life of the membership. For tax purposes, in fiscal year 1999, the revenue and directly related expenses were recognized in the year of sale. In fiscal 2001 and 2000, for tax purposes, the Company elected to recognize revenue from the sale of membership contracts using the installment method, whereby revenue is recognized as cash is collected. The temporary difference related to the sale of membership contracts increased taxable income by $7.0 million, $1.8 million, and $1.1 million in the years ended June 30, 2001, 2000, and 1999, respectively.

Deductions for interest expense related to the PIK Notes were deferred for tax purposes until the PIK Notes were redeemed in December 1998. The temporary difference related to interest expense on the PIK Notes decreased taxable income by $10.3 million in the year ended June 30, 1999.

The tax basis in the contract receivable portfolio is different than the basis for financial statement purposes, primarily as a result of elections made for tax purposes and a difference in the timing of deductions for bad debt expense. The temporary difference related to basis differences in the contract receivable portfolio decreased taxable income by $479,000 in the year ended June 30, 2001, and increased taxable income by $1.1 million and $966,000 in the years ended June 30, 2000, and 1999, respectively.

The tax basis in the Company’s property, plant and equipment is different than the basis for financial statement purposes due to the timing of depreciation expense deductions, elections made for tax purposes and write-downs of assets used in the operation of resorts not related to the campground operations. As a result, when assets are sold, the gain or loss for tax purposes is different than the gain or loss for book purposes. The temporary difference related to basis differences in assets sold increased taxable income by $885,000 and $39,000 in the years ended June 30, 2001 and 2000, respectively, and decreased taxable income by $131,000 in the year ended June 30, 1999.

Other temporary differences, which primarily relate to the timing of payments for accrued expenses, reduced taxable income by $591,000, $1.1 million and $1.7 million in the years ended June 30, 2001, 2000 and 1999, respectively.

Permanent differences consist primarily of taxable expenses created by the exercise of non-qualified stock options and a reduction in taxable expenses related to non-deductible meals and entertainment expenses. The permanent difference related to non-qualified stock options decreased taxable income by $381,000 and $447,000 in the years ended June 30, 2001 and 2000, respectively. The permanent difference related to non-deductible meals and entertainment expenses increased taxable income by $69,000 in the year ended June 30, 2001, and $74,000 in the years ended June 30, 2000 and 1999, respectively.

The components of deferred income taxes as of June 30, 2001 and 2000, were as follows (dollars in thousands):

	2001	2000

Deferred Tax Assets – Federal

Net operating loss carryforwards (NOLs)	$2,675	$7,104

Membership sales	7,228	3,956

Alternative minimum tax credit carryover	1,868	1,563

Unpaid expenses	1,719	1,729

Restructuring costs	1,338	1,397

Deferred revenue	450	423

Bad debt provision	842	1,102

Other	235	333

	16,355	17,607

Deferred Tax Liabilities – Federal

Property basis differences	(6,032)	(6,480)

Purchase discount amortization	—	(46)

Installment sales	(2,603)	(1,733)

	(8,635)	(8,259)

Deferred Tax Asset (Liability) – State	160	(206)

Net deferred tax assets	$7,880	$9,142

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

At the end of fiscal 1998, management’s assessment, which considered scheduled reversals of deferred tax assets and liabilities, projected future taxable income, and the carryforward periods of the Company’s NOLs, was that it is more likely than not that the Company would realize the benefits of a significant portion of the net deferred tax assets. As a result, at June 30, 1998, the Company reduced the valuation allowance by $10.0 million, resulting in net deferred tax assets after valuation allowance of $10.0 million. In fiscal 1999 the Company reduced the valuation allowance by $401,000, as a result of the current tax deduction provided by the redemption of the PIK Notes. Prior to the redemption, the Company deferred deducting the interest expense on the PIK Notes for tax purposes because interest was paid by issuing additional PIK Notes. The valuation allowance associated with the PIK Note interest deduction was reduced after the redemption because the Company determined that it is more likely than not that it would realize the tax benefits of those deductions. At June 30, 2000, the Company reversed the remaining $5.8 million of the valuation allowance because management believes that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax assets based upon the current estimates of future taxable income. The ultimate realization of these income tax benefits will require aggregate taxable income of approximately $20.9 million during the carryforward period, $13.0 million of which should be realized for the year ended June 30, 2001. The Company will not have to increase current levels of income to generate this aggregate taxable income over such period. Although the Company has experienced a declining membership base, it does not expect the net effect of such decline to prevent the realization of the net deferred tax assets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Commitments

Lease Commitments
The Company leases equipment and facilities under noncancelable operating leases with terms in excess of one year. At June 30, 2001, the Company’s future obligations under noncancelable operating leases were as follows (dollars in thousands):

Year ending
June 30,	Amount

2002	$650,298

2003	277,728

2004	135,804

2005	122,143

2006	108,312

Accrued Construction Costs
The Company had recorded liabilities of $1.9 million at both June 30, 2001 and 2000, for amounts necessary to complete improvements provided in a registration statement filed with the U.S. Department of Housing and Urban Development at a resort not related to the campground operations. The costs of such improvements are based upon engineering estimates and are classified as a current liability in the accompanying consolidated balance sheets.

Contingencies

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of June 30, 2001 and 2000, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled $577,000 and $650,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Employee Health Insurance
The Company has employee benefit plans that are funded primarily through employer and employee contributions (see Note 16).

Workers’ Compensation Insurance
Commencing July 1, 1998, the Company obtained insurance covering workers’ compensation claims with no self-insured deductible. Prior to this date, the Company’s insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. In fiscal 2001 and 2000, the Company increased its reserves for workers compensation claims by $160,000 and $138,000, respectively, because the Company estimates that it will be required to pay additional amounts in future periods to cover claims not covered by the deposits originally made by the Company.

Declining Membership Base
The Company derives a significant portion of its ongoing operating revenue from its campground members (93% in fiscal 2001). The Company’s membership base has declined over the past five fiscal years, although the Company has been successful in slowing the rate of this attrition. While the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 2% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 50% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, similar to the acquisition of Leisure Time.

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

NOTE 12 — SHAREHOLDERS’ EQUITY

The Company had shares of Common Stock outstanding as follows:

June 30, 1998	7,437,083

Issuances	662,245

Repurchases	(3,200)

June 30, 1999	8,096,128

Issuances	74,364

Repurchases	(189,900)

June 30, 2000	7,980,592

Issuances	210,031

Repurchases	(23,500)

June 30, 2001	8,167,123

Transfer of Common Stock is subject to restrictions designed to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Such restrictions are set forth in Article IX of the Company’s Restated Certificate of Incorporation. Article IX generally restricts, until June 30, 2011 (or earlier in certain events), direct or indirect transfer of Common Stock that would without the approval of the Board of Directors of the Company (i) increase to more than 4.75% the percentage ownership of Common Stock of any person who at any time during the preceding three-year period did not own more that 4.75% of the Common Stock, (ii) increase the percentage of Common Stock owned by any person that during the preceding three-year period owned more than 4.75% of the Common Stock, or by any group of persons treated as a “5 Percent Shareholder” (as defined in the Code but substituting “4.75%” for “5 Percent”), or (iii) cause an “ownership change” of the Company. Article IX provides that any direct or indirect transfer of Common Stock in violation of Article IX is void ab initio as to the purported transferee, and the purported transferee will not be recognized as the owner of shares acquired in violation of Article IX for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of Common Stock. Any shares purportedly acquired in violation of Article IX will be transferred to a trustee who will be required to sell them.

The Company’s Restated Certificate of Incorporation provides for the issuance of 15,000,000 shares of Common Stock, par value of $.01 per share. In addition, the Company’s Restated Certificate of Incorporation provides for the issuance of 1,500,000 shares of preferred stock, par value $.01 per share, none of which have been issued to date.

The Company has granted stock options to the Company’s CEO and other key employees and non-employee directors (see Note 15).

Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing and financing activities required by SFAS No. 95 “Statement of Cash Flows” are presented below for the years ended June 30, 2001, 2000 and 1999 (dollars in thousands):

	For the year ended June 30,

	2001		2000		1999

Non-cash payment of PIK Note interest (see Note 9)

PIK Notes issued in lieu of cash interest payment	$	—	$	—	$1,969

NOTE 14 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments as of June 30, 2001 and 2000, as well as their carrying amounts as reported in the accompanying consolidated balance sheets, are as follows (dollars in thousands):

	June 30, 2001		June 30, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$9,016	$9,016	$2,420	$2,420

Restricted cash	646	646	1,320	1,320

Contracts receivable	9,877		7,703

Less: allowances and discount	(2,289)		(1,928)

	7,588	7,775	5,775	5,800

Financial Liabilities:

Borrowings under Credit Agreement	—	—	9,614	9,614

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments as of June 30, 2001 and 2000, for which it is practical to estimate that value.

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

NOTE 15 — STOCK OPTIONS AND WARRANTS

Stock Options

CEO Options
At their annual meeting in November 1996, the shareholders of the Company approved the grant to the Company’s CEO of options to purchase 664,495 shares of Common Stock at $0.69 per share. These options are 100% vested and are exercisable for a period of ten years while the CEO is in the employ of the Company, subject to certain exceptions. The exercise of the options, however, is subject to restrictions designed to prevent an “ownership change” for federal tax purposes (see Note 12). As of the date of this report, 444,927 of these options have been exercised.

Subsequent to year-end, the Company granted its CEO 600,000 additional options under the 2001 Stock Option and Restricted Stock Purchase Plan. The options were approved by the Board of Directors and will be voted upon by the shareholders at their annual meeting.

1991 Employee Plan
Effective December 31, 1991, the Company adopted the 1991 Employee Stock Incentive Plan (the “1991 Employee Plan”) to enable the Company and its subsidiaries to attract, retain and motivate their officers, employees and directors. Awards under the 1991 Employee Plan may take various forms, including (i) shares of Common Stock, (ii) options to acquire shares of Common Stock (“Options”), (iii) securities convertible into shares of Common Stock, (iv) stock appreciation rights, (v) phantom stock or (vi) performance units. Options granted under the 1991 Employee Plan may be (i) incentive stock options (“ISOs”), which have certain tax benefits and restrictions, or (ii) non-qualified stock options (“Non-qualified Options”), which do not have any tax benefits and have few restrictions.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1991 Employee Plan until December 30, 2001. The recipient of an award duly granted on or prior to such date may thereafter exercise or settle it in accordance with its terms, although the Company may not issue any shares of Common Stock pursuant to any award after December 30, 2011.

The Board of Directors may amend or terminate the 1991 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient’s consent, and (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company’s securities requires shareholder approval or if Rule 16b-3 requires shareholder approval.

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. To date, options for 164,281 shares are outstanding under the 1991 Employee Plan and options for 127,499 shares have been exercised. 159,281 of the outstanding options are fully vested and the remaining 5,000 options will vest in May 2002. The options have a term of ten years from the date of grant.

1993 Employee Plan
On December 2, 1993, the Company adopted the 1993 Stock Option and Restricted Stock Purchase Plan (the “1993 Employee Plan”) in order to enable the Company and it subsidiaries to attract, retain and motivate their officers and employees. Awards under the 1993 Employee Plan are restricted to (i) awards of the right to purchase shares of Common Stock (“Stock Awards”), or (ii) awards of Options, which may be either ISOs or Non-qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1993 Employee Plan until October 20, 2003. The termination of the 1993 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1993 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient’s consent, (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company’s securities requires shareholder approval or if Rule 16b-3 requires shareholder approval and (iii) the shareholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. To date, options for 130,419 shares are outstanding under the 1993 Employee Plan and options for 153,000 shares have been exercised. 126,254 of the outstanding options are fully vested and the remaining 4,165 options will vest in May 2002. The options have a term of ten years from the date of grant.

1999 Employee Plan
On November 18, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Purchase Plan (the “1999 Employee Plan”) in order to enable the Company and it subsidiaries to attract, retain, and motivate their officers, employees and directors. Awards under the 1999 Employee Plan are restricted to (i) Stock Awards, or (ii) awards of Options, which may be either ISOs or Non-qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Compensation Committee or, in certain circumstances, the Board of Directors may grant awards under the 1999 Employee Plan until September 27, 2009. The termination of the 1999 Employee Plan, however, will not alter or impair any rights or obligations under any award previously granted under the plan.

The Board of Directors may amend or terminate the 1999 Employee Plan at any time and in any manner, provided that (i) an amendment or termination may not affect an award previously granted without the recipient’s consent, (ii) an amendment will not be effective until the shareholders approve it if any national securities exchange or securities association that lists any of the Company’s securities requires shareholder approval and (iii) the shareholders must approve any amendment decreasing the minimum exercise price specified in the plan for any ISO granted thereunder.

The Company reserved 140,000 shares of Common Stock for issuance under the 1999 Employee Plan. To date, options for 50,000 shares are outstanding under the 1999 Employee Plan, none of which have been exercised. 15,000 of the outstanding options are fully vested and the remaining 35,000 options will vest at the rate of 33 1/3% beginning December 2002. The options have a term of ten years from the date of grant.

Director Plan
On December 2, 1993, the Company adopted the 1993 Director Stock Option Plan (the “Director Plan”), which provides for the grant of Non-qualified Options to non-employee directors of the Company. The Company reserved 50,000 shares of Common Stock for issuance under the Director Plan. To date, options for 40,000 shares are outstanding under the Director Plan, all of which are vested, and options for 10,000 shares have been exercised. The options have a term of ten years from the date of grant.

The Director Plan was a “formula plan,” pursuant to which each non-employee director automatically received a grant of Non-qualified Options to purchase 5,000 shares of Common Stock on the day immediately after each annual meeting of the shareholders at which directors are elected, beginning with the annual meeting held in December 1993. If on any such day, the number of shares of Common stock remaining available for issuance under the Director Plan was insufficient for the grant of the total number of Non-qualified Options to which all participants would otherwise be entitled, each participant received Non-qualified Options to purchase a proportionate number of the available number of remaining shares. The exercise price of each Non-qualified Option is equal to the fair market value on the date of grant of such Option as determined under the Director Plan. Generally, the Director Plan specifies that such fair market value is the average trading price of the Common Stock during the period beginning 45 days before the date of grant and ending 15 days before the date of grant.

SFAS No. 123 Disclosures
SFAS No. 123 defines a fair value method of accounting for employee stock options which provides for compensation cost to be charged to results of operations at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123 and follows the accounting treatment prescribed by Accounting Pronouncement Bulletin Opinion No. 25 (“APB 25”) in accounting for stock options issued to its employees and directors. Accordingly, no compensation cost was recognized in connection with the grant of options during the periods presented. Had compensation cost for the stock options issued been based on the fair value of the options at the grant dates, consistent with SFAS No. 123, the Company’s net income and net income per diluted share for the years ended June 30, 2001, 2000 and 1999, would have been $4.2 million or $.49 per diluted share, $9.2 million or $1.08 per diluted share and $5.5 million or $.65 per diluted share, respectively.

Pro forma results under SFAS No. 123 for the years presented are not likely to be representative of future pro forma results because, for example, additional awards may be made in future years.

Set forth below is a summary of awards of stock options made by the Company during the years ended June 30, 2001, 2000, and 1999, and awards outstanding as of the end of those years:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	756,768	$1.07	831,268	$1.05	1,191,495	$.78

Options granted	50,000	$4.75	—	—	55,200	$4.15

Options cancelled	—	—	(2,500)	$4.25	(5,000)	$.63

Options exercised	(202,500)	$.69	(72,000)	$.72	(410,427)	$.71

Options outstanding, end of year	604,268	$1.50	756,768	$1.07	831,268	$1.05

Options exercisable, end of year	560,101	$1.25	738,435	$.99	801,268	$.83

Shares available for grant, end of year	92,500	n/a	142,500	n/a	—	n/a

The weighted-average fair value of stock options granted during the years ended June 30, 2001 and 1999 was $1.81 and $1.74, respectively. No options were granted during the year ended June 30, 2000. For the years ended June 30, 2001 and 1999, the value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted–average assumptions: (1) a risk-free interest rate of 4.28% and 5.82%, respectively, (2) an expected life of four years and three years, respectively (3) expected volatility of 41.46% and 52.58%, respectively, and (4) no dividend yield, as the Company has not paid any dividends since inception.

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Prices	at 6/30/01	Contractual Life	Price	at 6/30/01	Price

Option Plans:

$.59 - $1.08	257,000	4.87 years	$.77	257,000	$.77

$3.71 - $4.25	77,700	7.39 years	$4.08	68,533	$4.05

$4.75	50,000	9.46 years	$4.75	15,000	$4.75

CEO Options:

$.69	219,568	5.08 years	$.69	219,568 [1]	$.69

	604,268	5.65 years	$1.50	560,101	$1.25

1 As previously discussed, the options granted to the Company’s CEO, although 100% vested, are subject to restrictions designed to prevent an “ownership change” for federal income tax purposes.

Warrants

During fiscal 1999, the holders thereof exercised warrants to acquire 244,308 shares of Common Stock at $4.24 per share, and — warrants to acquire 7,510 shares of Common Stock at $1.625 per share.

NOTE 16 — EMPLOYEE BENEFIT PLANS

Flexible Benefits Plan Trust Fund
Effective July 1, 1992, the Company established a trust (the “Trust”) to fund the Company’s employee benefit plans (collectively, the “Plans”). The Plans include the Company’s medical plan, dental plan, disability plan, life insurance plan, and accidental death and dismemberment plan and any other employee welfare benefit plan permissible under Section 3(1) of the Employee Retirement Income Security Act of 1974. The Company has adopted a flexible benefits plan established pursuant to Section 125 of the Code to furnish eligible employees with a choice of receiving cash or certain statutory taxable or non-taxable benefits under the plan.

The medical and dental benefits provided to the Company’s employees under the Plans are funded primarily through employer and employee contributions to the Trust. In addition, the Company has purchased stop loss insurance which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated future claims of $709,000 and $817,000 at June 30, 2001 and 2000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans.

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

Employee Savings Trust
Effective July 1, 1994, the Company adopted the Thousand Trails, Inc. Employees Savings Trust (the “401(k) Plan”) for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 15% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling approximately $150,000 for the year ended June 30, 2001, and has committed to make matching contributions for the calendar year ended December 31, 2001, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant’s annual compensation (or a maximum of 1.8% of the participant’s annual compensation). Employer contributions are subject to a seven-year vesting schedule.

Non-Qualified Deferred Compensation Plan
Effective April 23, 1998, the Company established the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for the purpose of establishing a deferred compensation plan for certain “highly compensated” employees of the Company. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary subject to certain limitations. In addition, the Company may make discretionary matching contributions determined solely at the discretion of the Company. The Company made matching contributions of approximately $15,000 for the year ended June 30, 2001, and has committed to make matching contributions for the calendar year ended December 31, 2001, in an amount equal to 45% of the combined voluntary contributions to the Non-Qualified Plan and 401(k) Plan made by each participant, up to 4% of the participant’s annual compensation (or a maximum of 1.8% of the participants annual compensation). Employer contributions are fully vested at the time the contributions are made.

Employee Stock Purchase Plan
Effective August 1, 1999, the Company adopted the Thousand Trails, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) to give employees and non-employee directors of the Company an opportunity to purchase Common Stock through payroll deductions. Under the terms of the Stock Purchase Plan, participants may defer between 1% and 10% of their annual compensation, which is used to purchase shares of Common Stock on a semi-annual basis. The purchase price paid by participants is 85% of the closing price of the Common Stock as reported by the American Stock Exchange on the date of purchase. The Company pays the other 15% of the purchase price, plus commissions, and the other costs of administering the Stock Purchase Plan. During the years ended June 30, 2001 and 2000, employees purchased 7,531 and 2,364 shares of Common Stock. Pursuant to APB No. 25, the Company did not record any expense in connection with this plan.

NOTE 17 — SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company’s operating revenues. Each segment is differentiated by the products or services it offers.

The campground segment consists of 59 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include (i) the sale of memberships entitling the member to use campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

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

	Year ended June 30, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$57,929	$3,713	$3,082	$168	$64,892

Membership sales revenue	9,540	—	—	—	9,540

Income (loss) before income taxes	11,676	1,893	(250)	(6,890)	6,429

Identifiable assets	65,563	193	272	17,921	83,949

Depreciation expense	2,550	8	25	120	2,703

Capital expenditures	2,339	—	225	689	3,253

	Year ended June 30, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$54,226	$3,706	$2,508	$374	$60,814

Membership sales revenue	5,564	—	—	—	5,564

Income (loss) before income taxes	11,009	1,862	(37)	(7,376)	5,458

Identifiable assets	61,780	242	312	12,181	74,515

Depreciation expense	2,456	10	17	179	2,662

Capital expenditures	1,289	—	11	22	1,322

	Year ended June 30, 1999

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$52,040	$3,576	$2,271	$227	$58,114

Membership sales revenue	3,959	—	—	—	3,959

Income (loss) before income taxes	12,842	1,613	136	(6,676)	7,915

Identifiable assets	45,446	361	322	10,675	56,804

Depreciation expense	2,265	19	17	303	2,604

Capital expenditures	1,475	4	—	1,456	2,935

NOTE 18 — INDEMNIFICATION ARRANGEMENTS

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

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2001 and 2000 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2001

Total revenues	$23,310	$17,084	$17,347	$21,655

Total expenses (before taxes)	20,848	15,582	15,464	21,073

Net income	1,470	909	1,167	730

Net income per share – basic	.18	.11	.14	.09

Net income per share – diluted	.17	.11	.13	.09

Shares used to calculate net income per share:

Basic	8,010	8,084	8,166	8,167

Diluted	8,570	8,585	8,602	8,610

Fiscal 2000

Total revenues	$19,833	$15,002	$16,004	$19,932

Total expenses (before taxes)	17,696	13,526	14,511	19,580

Net income	1,294	894	868	6,193

Net income per share – basic	.16	.11	.11	.78

Net income per share – diluted	.15	.10	.10	.73

Shares used to calculate net income per share:

Basic	7,983	7,978	7,981	7,981

Diluted	8,622	8,612	8,580	8,594

The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Schedule II

Thousand Trails, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)

		Balance at				Balance at
Valuation and qualifying accounts	Year	beginning				end of
deducted from assets	ended	of year	Additions	Deductions		year

Allowance for doubtful accounts	6/30/01	$1,928	$781	$420		$2,289

	6/30/00	1,027	2,664	1,763	(a)	1,928

	6/30/99	2,136	186	1,295	(a)	1,027

Allowance for uncollectible	6/30/01	2,344	2,684	2,553		2,475

dues receivable	6/30/00	2,599	3,138	3,393		2,344

	6/30/99	3,429	1,607	2,437		2,599

Allowance for interest discount,	6/30/01	—	—	—		—

collection costs and valuation	6/30/00	229	—	229		—

discount	6/30/99	546	—	317		229

Deferred tax valuation allowance	6/30/01	—	—	—		—

	6/30/00	5,807	—	5,807	(b)	1

	6/30/99	6,392	—	585	(b)	5,807

(a)	Includes reductions in the allowance for doubtful accounts of $251 and $886 in fiscal 2000 and 1999, respectively.

(b)	Includes reductions in the deferred tax valuation allowance of $5,807 and $401 in fiscal 2000 and 1999, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be included under the captions “Proposal I – Election of Directors,” “Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included under the caption “Executive Compensation” in the Registrant’s definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption “Security Ownership” in the Registrant’s definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included under the caption “Certain Transactions” in the Registrant’s definitive Proxy Statement for the Registrant’s 2001 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements

The following documents are filed as part of this Report:

Report of Independent Public Accounts for the years ended June 30, 2001, 2000 and 1999.

Consolidated Balance Sheets as of June 30, 2001 and 2000.

Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

(c)	Exhibits

The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 1-14645 (the “S-4 Registration Statement”).

2.2	Stock Purchase Agreement, dated November 30, 1999, between the Company as Purchaser and Bernard O. Albertsen, et. al., as Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2000, File No. 1-14645).

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B Filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

4.1	Registration Rights Agreement, dated as of June 12, 1992, regarding the Company’s Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 1-14645).

10.1	Loan Agreement, dated as of July 1, 2001, between the Company and Union Bank of California, N. A.

10.2	The Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.3	Amendment No. 1 to the Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.4	The Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No. 1-14645).

10.5	Amendment No. 1 to the Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.6	The Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

10.7	Amendment No. 1 to the Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

Exhibit
Number	Description

10.8	The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, File No. 1-14645).

10.9	Stock Option Agreement, dated as of August 1, 1996 between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.10	Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File NO. 1-14645).

10.11	Employment Agreement dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding Mr. Shaw’s Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.12	Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw’s election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touché LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.13	Amendment dated as of December 10, 1998 to the Employment Agreement between the Company and William J. Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-14645).

10.14	Amended and Restated Employment Agreement, dated as of September 10, 1992, among the Company, NACO, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, File No. 1-14645), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

Exhibit
Number	Description

10.15	Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 1-14645), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended December 31, 1995, File No. 1-14645).

10.16	Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.17	Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.18	Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.19	Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.20	Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.21	Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.22	Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

Exhibit
Number	Description

10.23	Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.24	Trust Agreement, dated as of July 22, 1992, establishing the Company’s Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.25	Thousand Trails, Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and the Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.26	Agreement for the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

10.27	Agreement for the Thousand Trails, Inc. Employee Stock Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 22, 1999).

10.28	Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

10.29	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.30	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.31	Stockholder Agreement, dated as of April 5, 1999, between the Company and Carl Marks Management Company, L.P et. al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-14645).

10.32	Sample form of current Membership Contract.

11.1	Statement re: Computation of Per Share Earnings.

22.1	Subsidiaries of the Registrant.

23.1	Consent of Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thousand Trails, Inc. (Registrant)

Date: September 24, 2001	By: /s/ William J. Shaw William J. Shaw Chairman of the Board, President, and Chief Executive Officer

Date: September 24, 2001	By: /s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew M. Boas Andrew M. Boas	Director	September 24, 2001

/s/ William P. Kovacs William P. Kovacs	Director	September 24, 2001

/s/ Donald R. Leopold Donald R. Leopold	Director	September 24, 2001

/s/ H. Sean Mathis H. Sean Mathis	Director	September 24, 2001

/s/ Douglas K. Nelson Douglas K. Nelson	Director	September 24, 2001

/s/ William J. Shaw William J. Shaw	Chairman of the Board	September 24, 2001

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 1-14645 (the “S-4 Registration Statement”).

2.2	Stock Purchase Agreement, dated November 30, 1999, between the Company as Purchaser and Bernard O. Albertsen, et. al., as Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2000, File No. 1-14645).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B Filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

4.1	Registration Rights Agreement, dated as of June 12, 1992, regarding the Company’s Additional Series Secured Notes and the shares of Common Stock issuable upon the exercise of certain warrants (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 1992, File No. 1-14645).

10.1	Loan Agreement, dated as of July 1, 2001, between the Company and Union Bank of California, N. A.

10.2	The Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.3	Amendment No. 1 to the Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.4	The Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No. 1-14645).

10.5	Amendment No. 1 to the Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.6	The Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

10.7	Amendment No. 1 to the Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

Exhibit
Number	Description

10.8	The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, File No. 1-14645).

10.9	Stock Option Agreement, dated as of August 1, 1996 between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.10	Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File NO. 1-14645).

10.11	Employment Agreement dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding Mr. Shaw’s Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.12	Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw’s election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touché LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.13	Amendment dated as of December 10, 1998 to the Employment Agreement between the Company and William J. Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-14645).

10.14	Amended and Restated Employment Agreement, dated as of September 10, 1992, among the Company, NACO, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, File No. 1-14645), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

Exhibit
Number	Description

10.15	Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 1-14645), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended December 31, 1995, File No. 1-14645).

10.16	Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.17	Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.18	Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.19	Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.20	Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.21	Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.22	Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

Exhibit
Number	Description

10.23	Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.24	Trust Agreement, dated as of July 22, 1992, establishing the Company’s Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.25	Thousand Trails, Inc. Employee Savings Trust, dated as of July 1, 1994, between the Company and its subsidiaries and the Bank of California, N.A., as trustee (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.26	Agreement for the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

10.27	Agreement for the Thousand Trails, Inc. Employee Stock Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 22, 1999).

10.28	Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

10.29	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.30	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.31	Stockholder Agreement, dated as of April 5, 1999, between the Company and Carl Marks Management Company, L.P et. al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-14645).

10.32	Sample form of current Membership Contract.

11.1	Statement re: Computation of Per Share Earnings.

22.1	Subsidiaries of the Registrant.

23.1	Consent of Arthur Andersen LLP.