Form 10-Q
period 2001-09-30
THOUSAND TRAILS INC /DE/
filed 2001-11-14
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes         X         No

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 9, 2001, was 8,180,390.

Thousand Trails, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	June 30,
	2001	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,374	$9,016
Current portion of receivables, net of allowances of $1.0 million	2,390	2,096
Current portion of deferred membership selling expenses	3,383	2,886
Current portion of net deferred tax assets	6,337	6,885
Inventories	999	1,221
Other current assets	733	765

Total Current Assets	21,216	22,869
Restricted cash	646	646
Receivables, net of allowances of $1.4 million and $1.3 million, respectively	5,879	5,492
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of
$22.5 million and $21.8 million, respectively	21,520	21,256
Assets held for sale	5,600	5,600
Deferred membership selling expenses	6,611	6,030
Net deferred tax assets	1,140	995
Other assets	368	365

Total Assets	$83,676	$83,949

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,179	$2,775
Other accrued liabilities	7,700	8,021
Accrued construction cost	1,888	1,888
Current portion of deferred revenue	23,483	27,668

Total Current Liabilities	35,250	40,352
Deferred revenue	22,122	20,158
Other liabilities	1,695	1,004

Total Liabilities	59,607	61,514

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 15,000,000 shares authorized, 8,180,390 and
8,167,123 shares issued and outstanding, respectively, after deducting
203,438 and 206,705 shares held in Treasury, respectively	82	82
Additional paid-in capital	21,154	21,132
Retained earnings	3,515	1,362
Accumulated other comprehensive loss	(142)	(141)

Total Shareholders’ Equity	24,609	22,435

Total Liabilities and Shareholders’ Equity	$83,676	$83,949

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,

	2001	2000

Revenues
Membership contracts originated	$7,268	$6,158
Change in deferred revenue	(3,582)	(3,818)

Membership sales revenue	3,686	2,340
Membership dues	10,071	10,086
Other campground revenue	6,800	6,624
Trails Management revenue	3,303	1,930
RPI membership fees	888	912
Interest income	524	418
Gain (loss) on asset sales	(18)	150
Other income	681	850

Total Revenues	25,935	23,310

Expenses
Campground operating expenses	13,010	12,800
Membership origination costs	3,169	2,854
Change in deferred origination costs	(1,078)	(1,223)
Marketing expenses	1,722	1,494
Trails Management expenses	2,702	1,497
RPI membership expenses	395	436
Corporate member services	302	361
Interest expense	5	336
General and administrative expenses	2,393	2,293

Total Expenses	22,620	20,848

Income Before Income Taxes	3,315	2,462
Income Taxes —
Income tax provision — current	(759)	(174)
Income tax provision — deferred	(403)	(818)

	(1,162)	(992)
Net Income	$2,153	$1,470

Net Income per Share — Basic	$.26	$.18

Net Income per Share — Diluted	$.25	$.17

Shares Used to Calculate Net Income Per Share:
Basic	8,171	8,010

Diluted	8,619	8,570

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended September 30, 2001
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid in	Retained	Comprehensive
	Income	Stock	Capital	Earnings	Loss	Total

Balance, June 30, 2001	—	$82	$21,132	$1,362	$(141)	$22,435
Issuance of common stock	—	—	22	—	—	22
Net income for the three months ended September 30, 2001	2,153	—	—	2,153	—	2,153
Other comprehensive loss	(1)	—	—	—	(1)	(1)

Balance, September 30, 2001	$2,152	$82	$21,154	$3,515	$(142)	$24,609

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$1,273	$1,082
Interest received	524	391
Interest paid	(5)	(335)
General and administrative and corporate member services costs	(3,152)	(2,971)
Cash collected from operations, including deferred revenue	16,297	15,208
Cash from sales of memberships	5,045	3,417
Expenditures for property operations	(15,101)	(13,647)
Expenditures for sales and marketing	(4,783)	(3,902)
Expenditures for insurance premiums	(665)	(1,267)
Payment of income taxes	(59)	(100)
Other, net	—	214

Net cash used in operating activities	(626)	(1,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,067)	(430)
Proceeds from asset sales	45	183

Net cash used in investing activities	(1,022)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Credit Agreement	—	1,025
Purchase of treasury stock	—	(11)
Payment of notes	(16)	(24)
Issuance of common stock	22	85

Net cash provided by financing activities	6	1,075

DECREASE IN CASH AND CASH EQUIVALENTS	(1,642)	(1,082)
CASH AND CASH EQUIVALENTS
Beginning of period	9,016	2,420

End of period	$7,374	$1,338

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2001	2000

Reconciliation of net income to net cash used in operating activities:
Net Income	$2,153	$1,470

Adjustments to reconcile net income to net cash used in operating activities —
Depreciation	740	687
Bad debt provision	269	422
Change in deferred sales revenue	3,582	3,818
Change in deferred membership origination costs	(1,078)	(1,223)
(Gain) loss on asset sales	18	(150)
Deferred income tax provision	403	818
Decrease in restricted cash	—	214
Increase in receivables	(950)	(1,502)
Decrease (increase) in other assets	251	(347)
Decrease in accounts payable	(596)	(152)
Decrease in accrued interest	—	(4)
Decrease in deferred dues	(5,272)	(5,222)
Decrease in other liabilities	(145)	(739)
Other	(1)	—

Total adjustments	(2,779)	(3,380)

Net cash used in operating activities	$(626)	$(1,910)

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2001
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

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., Thousand Trails Management Services, Inc. (“Trails Management”), and Leisure Time Resorts of America, Inc. (“Leisure Time”).

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim financial information is unaudited, but in the opinion of management, it reflects all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company as of the dates and for the periods presented. All such adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2001.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three months ended September 30, 2001 and 2000, and in the consolidated balance sheet as of June 30, 2001.

Reclassification
Certain reclassifications have been made to prior period information to conform to the current period presentation.

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, as well as net income reported on the income statement. The Company lists items of other comprehensive income by their nature in its financial statements and presents the accumulated balance of such items separately from retained earnings and additional paid in capital in the equity section of its consolidated balance sheet.

Currently, the Company’s only item of other comprehensive income is its foreign currency translation adjustment. The Company translates the balance sheet of its Canadian subsidiary into U.S. dollars at exchange rates in effect at the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time. There is no material tax effect on items of other comprehensive income.

The following table provides statements of comprehensive income for the three months ended September 30, 2001 and 2000 (dollars in thousands):

	For the three months ended
	September 30,

	2001	2000

	(Unaudited)
Net Income	$2,153	$1,470
Foreign Currency Translation Adjustment	(1)	(1)

Comprehensive Income	$2,152	$1,469

NOTE 3 — SEGMENT REPORTING

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

The Company evaluates performance based upon the income before income taxes for each business segment.

	Three months ended September 30, 2001

	Campgrounds	RPI	Trails Management	Corporate and Other	Consolidated

Operating revenues	$16,871	$888	$3,303	$26	$21,088
Membership sales revenue	3,686	—	—	—	3,686
Income (loss) before income taxes	3,734	493	601	(1,513)	3,315

	Three months ended September 30, 2000

	Campgrounds	RPI	Trails Management	Corporate and Other	Consolidated

Operating revenues	$16,710	$912	$1,930	$52	$19,604
Membership sales revenue	2,340	—	—	—	2,340
Income (loss) before income taxes	3,125	476	433	(1,572)	2,462

NOTE 4 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the three months ended September 30, 2001 and 2000, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the three months ended
	September 30,

	2001	2000

	(Unaudited)
Net Income	$2,153	$1,470

Weighted Average Number of Shares — Basic	8,171	8,010
Dilutive Options	448	560

Weighted Average Number of Shares — Diluted	8,619	8,570

Net Income Per Share — Basic	$.26	$.18

Net Income Per Share — Diluted	$.25	$.17

Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

NOTE 5 — LONG TERM DEBT

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

The Company’s ability to borrow under the Line of Credit for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Line of Credit, including certain covenants respecting minimum tangible net worth, minimum adjusted EBITDA (as defined) and minimum total debt to adjusted EBITDA. The Company is required at all times to maintain a minimum tangible net worth (as defined) of $18.0 million. The Line of Credit prohibits the Company from borrowing from other sources.

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

NOTE 6 — CONTINGENCIES

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of September 30, 2001 and June 30, 2001, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $573,000 and $638,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed with the SEC on September 26, 2001.

All capitalized terms used herein have the same meaning as those defined in Item 1 — Financial Statements.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after September 30, 2001. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the membership base, the actual use of the campgrounds by members and guests, the effects on members and guests of the Company’s efforts to downsize its business, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

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

Cash.   On September 30, 2001, the Company had $7.4 million of cash and cash equivalents, a decrease of $1.6 million from June 30, 2001. During the three months ended September 30, 2001, the Company’s operating activities used $626,000 of cash, its investing activities used $1.0 million of cash, and its financing activities produced $6,000 of cash. The Company’s investing activities consisted of $637,000 in capital expenditures at the campgrounds and $430,000 to upgrade the Company’s computer system, partially offset by $45,000 in proceeds from the sale of assets. The Company’s financing activities consisted of $22,000 of proceeds from the exercise of employee stock options, partially offset by $16,000 in payments on notes payable.

With respect to the Company’s operating activities, for the three months ended September 30, 2001, the principal sources of operating cash were $16.3 million from operations, $1.8 million in principal and interest collections on contracts receivable, and $5.0 million from sales of campground memberships. Principal uses of operating cash for the three months ended September 30, 2001, were $15.1 million in operating expenses, $3.2 million in administrative expenses (including general and administrative expenses and corporate members services costs), $4.8 million in membership origination costs and marketing expenses, $665,000 in insurance premiums, and $59,000 in income taxes.

During the three months ended September 30, 2000, the Company’s operating activities used $1.9 million of cash, its investing activities used $247,000 of cash, and its financing activities produced $1.1 million of cash. During fiscal 2000, the Company’s material investing and financing activities related primarily to capital expenditures at the campgrounds, proceeds from asset sales, and net borrowing under the Credit Agreement with Foothill.

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

The Company expects that its capital expenditures will be higher in fiscal 2002, compared with fiscal 2001, because the Company is spending a total of $2.0 million to upgrade its computer system, including $430,000 spent in the current quarter. However, since the Company has repaid all of its outstanding debt, the Company believes its cash reserves will increase during the balance of fiscal 2002. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets, and the other factors affecting the Company’s operations described in this report.

During the three months ended September 30, 2001 and through the date of this report, the Company has had no outstanding borrowings under its Line of Credit with Union Bank. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition

Total assets decreased by $273,000 during the three months ended September 30, 2001. Cash decreased by $1.6 million as discussed above. Contracts receivable increased by $681,000 due primarily to an increase in the percentage of financed sales. Cash collections of $1.3 million on the existing portfolio were offset by new financed sales. Buildings and equipment increased by $264,000 due primarily to capital expenditures at certain campgrounds and expenditures to upgrade the Company’s computer system, partially offset by depreciation. Other assets decreased by $29,000 due primarily to a decrease in prepaid selling and marketing expenses. Deferred tax assets decreased by $403,000 as a result of deferred tax expense recognized in the current period.

Total liabilities decreased by $1.9 million during the three months ended September 30, 2001, primarily as a result of a $1.7 million decrease in deferred revenue related to membership sales and dues, and a $475,000 decrease in deferred revenue from Trails Management. Deferred sales revenue increased by $3.6 million due to increases in membership contracts originated, and deferred dues revenue decreased by $5.3 million because dues revenue recognized during the period exceeded dues collected. Deferred revenue from Trails Management decreased because of the recognition of fees paid in advance, which were deferred in prior periods. Accounts payable decreased by $596,000 due to the timing of payments, and other accrued liabilities decreased by $321,000 due primarily to payments of accrued wages and benefits, partially offset by an increase in accrued property taxes and fees accrued by Trails Management that are payable to the U.S. Forest Service.

Market Risk and Interest Rate Sensitivity.   Item 305 of Regulation S-K requires disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company does not have significant exposure to changing interest rates on invested cash because the Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. The interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months.

The Company had $10.7 million of contracts receivable at September 30, 2001, which have a weighted average stated interest rate of 14% and an average remaining term of 34 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rates on the contracts receivable are fixed.

The Company has not undertaken any action to cover interest rate market risk and is not a party to any interest rate market risk management activities.

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

The Company currently has no outstanding borrowings under its Line of Credit with Union Bank. If, however, it becomes necessary for the Company to borrow under its Line of Credit, the Company’s sensitivity to changes in interest rates would increase because borrowings under the Line of Credit bear interest at prime minus .75%.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three months ended September 30, 2001 and 2000. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Three Months Ended September 30, 2001 and 2000

Net Income.   The Company reported net income of $2.2 million or $.25 per diluted share on revenues of $25.9 million for the three months ended September 30, 2001. This compares with net income of $1.5 million or $.17 per diluted share on revenues of $23.3 million for the same period last year.

The Company’s revenues grew in the current period due primarily to increased membership sales revenue and increased fees from additional campgrounds managed by Trails Management. Expenses were also higher in the current period due to increased sales and marketing efforts, operation of the additional campgrounds managed by Trails Management, and utility costs, partially offset by a reduction in interest expense. Because the Company repaid its loan with Foothill Capital in March 2001, interest expense in the current period was $331,000 lower than in the prior year.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Campground Operations
Membership dues	$10,071	$10,086
Campground revenues	6,800	6,624
Cost of campground revenues	(2,756)	(2,842)
Operating expenses	(10,254)	(9,958)

Contribution from campground operations	3,861	3,910

Sales
Membership contracts originated	7,268	6,158
Change in deferred revenue	(3,582)	(3,818)

Membership sales revenue	3,686	2,340
Membership origination costs	(3,169)	(2,854)
Change in deferred origination costs	1,078	1,223
Marketing expenses	(1,722)	(1,494)

Loss on sales	(127)	(785)

Trails Management
Revenues	3,303	1,930
Expenses	(2,702)	(1,497)

Contribution from Trails Management	601	433

Resort Parks International
Revenues	888	912
Expenses	(395)	(436)

Contribution from RPI	493	476

Other income	655	798
Corporate member services	(302)	(361)
General and administrative expense	(2,393)	(2,293)
Other	26	52

	(2,014)	(1,804)

Income before interest income and expense,
gain on asset sales and taxes	2,814	2,230

Interest income	524	418
Interest expense	(5)	(336)
Gain (loss) on asset sales	(18)	150

Income before taxes	$3,315	$2,462

Operating Income.   During the three months ended September 30, 2001, the Company’s contribution from operations was $2.8 million, compared with $2.2 million in the same period last year. The increase was due primarily to a decrease in the negative contribution from the Company’s sales operations and an increase in the contributions from Trails Management and RPI, partially offset by a decrease in other income and an increase in general and administrative expenses. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations.   The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $10.1 million for both the three months ended September 30, 2001 and 2000. Dues revenue remained constant because the effect of the annual dues increase was offset by the net loss of campground members during the year.

Other campground revenues were $6.8 million for the three months ended September 30, 2001, compared with $6.6 million for the same period last year. The related expenses were $2.8 million for both the three months ended September 30, 2001 and 2000. Despite a decrease in the number of campgrounds in operation during the current period due to the closures discussed below, other campground revenues increased due primarily to an increase in revenue from the Company’s extended stay programs and a greater emphasis on ancillary programs at all campgrounds. The related expenses remained constant during the periods as higher labor costs were offset by a decrease in the cost of goods sold.

Campground operating expenses were $10.3 million for the three months ended September 30, 2001, compared with $10.0 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to a $247,000 increase in utility costs at the Company’s campgrounds, principally in California and Texas where such costs increased $204,000, which accounted for 83% of the total increase. In addition, the Company recorded higher depreciation and worker’s compensation expense during the current period, which was partially offset by a decrease in maintenance expense.

In February 2001, the Company completed its consolidation of Leisure Time’s operations and closed four campgrounds. The Company intends to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that the anticipated changes should result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

For the three months ended September 30, 2001, the Company originated membership contracts of $7.3 million, compared with $6.2 million in the same period last year. During the current period, the Company originated more new membership contracts at higher average sales prices than in the prior period. During the three months ended September 30, 2001, the Company originated 1,490 new contracts at an average price of $2,777, compared with 1,410 new contracts at an average price of $2,770 during the prior period. During the current period, the Company also originated 950 upgrade contracts at an average price of $2,995, compared with 750 contracts at the same average price during the same period last year.

During the current period, the Company offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in 730 contracts at an average price of $246. This program concluded during the first quarter of fiscal 2002. The Company also offered Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 90 contracts at an average price of $1,754.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the three months ended September 30, 2001 and 2000, the Company recognized campground membership sales revenues of $3.7 million and $2.3 million, respectively. Membership sales revenue includes revenues of $2.7 million and $1.4 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $6.3 million and $5.3 million, respectively, which will be recognized in future periods.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 2001 and 2000, the Company recognized selling expenses of $2.1 million and $1.6 million, respectively. These amounts include expenses of $831,000 and $420,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.9 million and $1.7 million, respectively, which will be recognized in future periods.

Although the Company’s sales results are improving, selling and marketing expenses exceeded sales revenues by $127,000 and $785,000 for the three months ended September 30, 2001 and 2000, respectively. These expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

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

Trails Management.   Trails Management, a wholly owned subsidiary of the Company, manages 241 public campgrounds for the U.S. Forest Service and other entities. For the three months ended September 30, 2001, these operations produced a net contribution of $601,000 on revenues of $3.3 million, compared with a net contribution of $433,000 on revenues of $1.9 million for the same period last year. The increase in revenues and contribution between periods was due primarily to additional revenue from contracts entered into during the second quarter of fiscal 2001, which increased the number of campgrounds managed. Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter. During the balance of fiscal 2002, Trails Management’s revenues will decline significantly, while it will continue to incur certain fixed costs, which will reduce its contribution for the full fiscal year.

Resort Parks International.   RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the three months ended September 30, 2001, RPI’s operations produced a net contribution of $493,000 on revenues of $888,000, compared with a net contribution of $476,000 on revenues of $912,000 for the same period last year. The decrease in revenue during the current period resulted from a decline in membership renewals. The decrease in operating expenses in the current period was due primarily to decreases in labor costs, postage and communication expenses. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense.   Interest income increased to $524,000 for the three months ended September 30, 2001, from $418,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s growing portfolio of contracts receivable and invested cash. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 39% of which are sold on an installment basis. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels.

Interest expense decreased to $5,000 for the three months ended September 30, 2001, from $336,000 for the same period last year. This decrease in the current period was due to the Company’s repayment, in March 2001, of all borrowings under the Credit Agreement with Foothill.

Asset Sales.   The Company recognized a loss of $18,000 on asset sales for the three months ended September 30, 2001, compared with a gain of $150,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale, the campgrounds that were closed following the acquisition of Leisure time, any campgrounds that are closed in the future if the Company downsizes, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income.   Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, and fees received from third parties for billing and collection services. Other income was $681,000 for the three months ended September 30, 2001, compared with $850,000 for the same period last year. The decrease in the current period was due primarily to a decrease in fees received from third parties for billing and collection services and collections of written-off contracts and delinquent dues, partially offset by an increase in subscription fees for the Company’s member magazine.

Other Expenses.   Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.7 million for both the three months ended September 30, 2001 and 2000. Expenses remained constant between the two periods despite an increase in expenses related to collecting the Company’s growing portfolio of contracts receivable and third-party legal fees, which were offset by decreases in labor and other operating costs.

Income Taxes.   The Company’s current provision for income taxes was $759,000 for the three months ended September 30, 2001, compared with $174,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $7.9 million at June 30, 2001. The Company expects to fully utilize its existing tax loss carryforwards during fiscal 2002.

The Company recorded a deferred tax provision of $403,000 for the three months ended September 30, 2001, compared to $818,000 for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Impact of September 11.   The Company experienced a decline in the number of members and marketing guests visiting its campgrounds during the week following the terrorist attacks on September 11, 2001. However, the number of members and marketing guests visiting the Company’s campgrounds returned to normal levels shortly thereafter. The Company does not expect the changes in the country following September 11 to adversely affect its business because the Company’s campgrounds offer families an opportunity to share time together in a secure environment that is close to the member’s home. In addition, members and marketing guests visit the Company’s campgrounds in their own recreational vehicles or automobiles and there is no need for public transportation, such as airlines. However, the Company depends on the U. S. mail for the collection of member dues and other revenues. In addition, the Company uses direct mail campaigns in its marketing efforts. It is uncertain whether pending changes in the U.S. mail system will impact the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of September 30, 2001 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 1, 2001, the Company entered into a credit agreement with Union Bank, which has a two year term. The agreement requires the Company to comply with certain financial covenants, including a requirement to maintain a minimum tangible net worth, as defined. This minimum tangible net worth requirement limits the Company’s ability to pay dividends and other distributions to stockholders.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

10.1	The Company’s 2001 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on September 26, 2001, File No. 1-14645).
11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date:	November 13, 2001	By: /s/ William J. Shaw William J. Shaw President and Chief Executive Officer

Date:	November 13, 2001	By: /s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	The Company’s 2001 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on September 26, 2001, File No. 1-14645).
11.1	Statement re: Computation of Per Share Earnings.