Form 10-Q
period 2001-12-31
THOUSAND TRAILS INC /DE/
filed 2002-02-14
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes [X] No [   ]

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 12, 2002, was 8,062,492.

Thousand Trails, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	June 30,
	2001	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,426	$9,016
Current portion of receivables, net of allowance of $1.1 million and $1.0 million, respectively	2,466	2,096
Current portion of deferred membership selling expenses	3,855	2,886
Current portion of net deferred tax assets	6,134	6,885
Inventories	1,011	1,221
Other current assets	647	765

Total Current Assets	23,539	22,869
Restricted cash	646	646
Receivables, net of allowances and discount of $1.4 million and $1.3 million, respectively	5,698	5,492
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of $23.2 million and $21.8 million, respectively	22,384	21,256
Assets held for sale	5,530	5,600
Deferred membership selling expenses	6,766	6,030
Net deferred tax assets	1,205	995
Other assets	365	365

Total Assets	$86,829	$83,949

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,636	$2,775
Other accrued liabilities	6,679	8,021
Accrued construction cost	1,888	1,888
Current portion of deferred revenue	27,404	27,668

Total Current Liabilities	37,607	40,352
Deferred revenue	22,604	20,158
Other liabilities	1,012	1,004

Total Liabilities	61,223	61,514

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 15,000,000 shares authorized, 8,059,590 and 8,167,123 shares issued and outstanding, respectively, after deducting 327,505 and 206,705 shares held in Treasury, respectively	81	82
Additional paid-in capital	20,441	21,132
Retained earnings	5,226	1,362
Accumulated other comprehensive loss	(142)	(141)

Total Shareholders’ Equity	25,606	22,435

Total Liabilities and Shareholders’ Equity	$86,829	$83,949

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the six months ended December 31,

	2001	2000

Revenues
Membership contracts originated	$12,937	$9,583
Change in deferred revenue	(5,374)	(5,189)

Membership sales revenue	7,563	4,394
Membership dues	20,073	20,136
Other campground revenue	10,086	9,727
Trails Management revenue	3,416	1,989
RPI membership fees	1,686	1,674
Interest income	1,030	844
Gain on asset sales	155	154
Other income	1,237	1,476

Total Revenues	45,246	40,394

Expenses
Campground operating expenses	22,459	22,229
Membership origination costs	6,123	4,629
Change in deferred origination costs	(1,705)	(1,691)
Marketing expenses	3,062	2,648
Trails Management expenses	2,983	1,791
RPI membership expenses	899	891
Corporate member services	734	676
Interest expense and amortization	23	670
General and administrative expenses	4,718	4,587

Total Expenses	39,296	36,430

Income Before Income Taxes	5,950	3,964
Income Taxes —
Income tax provision — current	(1,545)	(470)
Income tax provision — deferred	(541)	(1,115)

	(2,086)	(1,585)
Net Income	$3,864	$2,379

Net Income per Share — Basic	$.47	$.29

Net Income per Share — Diluted	$.45	$.28

Shares Used to Calculate Net Income Per Share:
Basic	8,163	8,047

Diluted	8,608	8,578

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended December 31,

	2001	2000

Revenues
Membership contracts originated	$5,669	$3,425
Change in deferred revenue	(1,792)	(1,371)

Membership sales revenue	3,877	2,054
Membership dues	10,002	10,050
Other campground revenue	3,286	3,103
Trails Management revenue	113	59
RPI membership fees	798	762
Interest income	506	426
Gain on asset sales	173	4
Other income	556	626

Total Revenues	19,311	17,084

Expenses
Campground operating expenses	9,449	9,429
Membership origination costs	2,954	1,775
Change in deferred origination costs	(627)	(468)
Marketing expenses	1,340	1,154
Trails Management expenses	281	294
RPI membership expenses	504	455
Corporate member services	432	315
Interest expense and amortization	18	334
General and administrative expenses	2,325	2,294

Total Expenses	16,676	15,582

Income Before Income Taxes	2,635	1,502
Income Taxes —
Income tax provision — current	(786)	(296)
Income tax provision — deferred	(138)	(297)

	(924)	(593)
Net Income	$1,711	$909

Net Income per Share — Basic	$.21	$.11

Net Income per Share — Diluted	$.20	$.11

Shares Used to Calculate Net Income Per Share:
Basic	8,155	8,084

Diluted	8,597	8,585

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended December 31, 2001
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid in	Retained	Comprehensive
	Income	Stock	Capital	Earnings	Loss	Total

Balance, June 30, 2001	—	$82	$21,132	$1,362	$(141)	$22,435
Issuance of common stock	—	—	22	—	—	22
Purchase of treasury stock	—	(1)	(713)	—	—	(714)
Net income for the six months ended December 31, 2001	3,864	—	—	3,864	—	3,864
Other comprehensive loss	(1)	—	—	—	(1)	(1)

Balance, December 31, 2001	$3,863	$81	$20,441	$5,226	$(142)	$25,606

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$2,664	$2,162
Interest received	1,030	804
Interest paid	(23)	(670)
General and administrative and corporate member services costs	(6,283)	(5,874)
Cash collected from operations, including deferred revenue	33,273	32,842
Cash from sales of memberships	9,263	5,983
Expenditures for property operations	(24,481)	(23,779)
Expenditures for sales and marketing	(9,170)	(6,934)
Expenditures for insurance premiums	(1,300)	(1,648)
Payment of income taxes	(1,495)	(429)
Other, net	—	(457)

Net cash provided by operating activities	3,478	2,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,722)	(966)
Proceeds from asset sales	384	191

Net cash used in investing activities	(2,338)	(775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Credit Agreement	—	(2,022)
Purchase of treasury stock	(714)	(11)
Payment of notes	(38)	(34)
Issuance of common stock	22	85

Net cash used in financing activities	(730)	(1,982)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	410	(757)
CASH AND CASH EQUIVALENTS
Beginning of period	9,016	2,420

End of period	$9,426	$1,663

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2001	2000

Reconciliation of net income to net cash provided by operating activities:
Net Income	$3,864	$2,379

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	1,435	1,360
Bad debt provision	504	473
Change in deferred sales revenue	5,374	5,189
Change in deferred membership origination costs	(1,705)	(1,691)
Gain on asset sales	(155)	(154)
Deferred income tax provision	541	1,115
Increase in restricted cash	—	(457)
Increase in receivables	(1,080)	(1,590)
Decrease in other assets	328	93
Decrease in accounts payable	(1,139)	(615)
Decrease in accrued interest	—	(15)
Decrease in deferred dues	(2,833)	(2,610)
Decrease in other liabilities	(1,655)	(1,475)
Other, net	(1)	(2)

Total adjustments	(386)	(379)

Net cash provided by operating activities	$3,478	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2001
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

The accompanying consolidated financial statements include the accounts of Thousand Trails, Inc. and the following wholly owned subsidiaries: Coast Financial Services, Inc., Leisure Time Resorts of America, Inc. (“Leisure Time”), National American Corporation and its subsidiaries (“NACO”), Resort Parks International, Inc. (“RPI”), Thousand Trails (Canada), Inc., and Thousand Trails Management Services, Inc. (“Trails Management”).

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 2001 and 2000, and in the consolidated balance sheets as of June 30, 2001 and December 31, 2001.

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

The following table provides statements of comprehensive income for the six and three months ended December 31, 2001 and 2000 (dollars in thousands):

	For the six months ended		For the three months ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net Income	$3,864	$2,379	$1,711	$909
Foreign Currency Translation Adjustment	(1)	(2)	—	(1)

Comprehensive Income	$3,863	$2,377	$1,711	$908

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

The Company evaluates performance based upon the income before income taxes for each business segment.

	Six months ended December 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$30,159	$1,686	$3,416	$44	$35,305
Membership sales revenue	7,563	—	—	—	7,563
Income (loss) before income taxes	7,783	787	433	(3,053)	5,950

	Six months ended December 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$29,863	$1,674	$1,989	$101	$33,627
Membership sales revenue	4,394	—	—	—	4,394
Income (loss) before income taxes	6,442	783	198	(3,459)	3,964

	Three months ended December 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,288	$798	$113	$18	$14,217
Membership sales revenue	3,877	—	—	—	3,877
Income (loss) before income taxes	4,049	294	(168)	(1,540)	2,635

	Three months ended December 31, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,153	$762	$59	$49	$14,023
Membership sales revenue	2,054	—	—	—	2,054
Income (loss) before income taxes	3,317	307	(235)	(1,887)	1,502

NOTE 4 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the six and three months ended December 31, 2001 and 2000, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the six months ended		For the three months ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net Income	$3,864	$2,379	$1,711	$909

Weighted Average Number of Shares — Basic	8,163	8,047	8,155	8,084
Dilutive Options	445	531	442	501

Weighted Average Number of Shares — Diluted	8,608	8,578	8,597	8,585

Net Income Per Share — Basic	$.47	$.29	$.21	$.11

Net Income Per Share — Diluted	$.45	$.28	$.20	$.11

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

NOTE 6 — CONTINGENCIES

General Liability Insurance
Commencing July 1, 1998, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of December 31, 2001 and June 30, 2001, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $572,000 and $638,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

Environmental Issues
Certain environmental issues may exist at some of the Company’s campgrounds concerning sewage treatment plants and septic systems and waste disposal. Management has reviewed these issues and believes that they will not have a material adverse impact on the Company’s operations or financial position.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after December 31, 2001. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

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

Cash. On December 31, 2001, the Company had $9.4 million of cash and cash equivalents, an increase of $410,000 from June 30, 2001. During the six months ended December 31, 2001, the Company’s operating activities provided $3.5 million of cash, its investing activities used $2.3 million of cash, and its financing activities used $730,000 of cash. The Company’s investing activities consisted of $1.5 million in expenditures to upgrade the Company’s computer and communication systems and $1.2 million in capital expenditures at the campgrounds, partially offset by $384,000 in proceeds from the sale of assets. The Company’s financing activities consisted of $22,000 of proceeds from the exercise of employee stock options, a payment of $714,000 for the purchase of 120,800 shares of common stock, and $38,000 in payments on notes payable, which are included in other liabilities in the accompanying financial statements.

With respect to the Company’s operating activities, for the six months ended December 31, 2001, the principal sources of operating cash were $33.3 million from operations, $3.7 million in principal and interest collections on contracts receivable, and $9.3 million from sales of campground memberships. Principal uses of operating cash for the six months ended December 31, 2001, were $24.5 million in operating expenses, $6.3 million in administrative expenses (including general and administrative expenses and corporate member services costs), $9.2 million in membership origination costs and marketing expenses, $1.3 million in insurance premiums, and $1.5 million in income taxes.

During the six months ended December 31, 2000, the Company’s operating activities provided $2.0 million of cash, its investing activities used $775,000 of cash, and its financing activities used $2.0 million of cash. During fiscal 2001, the Company’s material investing and financing activities related primarily to capital expenditures at the campgrounds, proceeds from asset sales, and net repayments under the Credit Agreement with Foothill.

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

The Company expects that its capital expenditures will be higher in fiscal 2002, compared with fiscal 2001, because the Company is spending a total of $3.2 million to upgrade its computer and communication systems, including $1.5 million spent in the current period. However, since the Company has repaid all of its outstanding debt, the Company believes its cash reserves will increase during the balance of fiscal 2002. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets, and the other factors affecting the Company’s operations described in this report.

During the six months ended December 31, 2001 and through the date of this report, the Company has had no outstanding borrowings under its Line of Credit with Union Bank. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition

Total assets increased by $2.9 million during the six months ended December 31, 2001. Cash increased by $410,000 as discussed above. Contracts receivable increased by $576,000 due primarily to an increase in the percentage of financed sales. Cash collections of $2.7 million on the existing contracts receivable were offset by new financed sales. Approximately 29% of sales were financed in the current period. Buildings and equipment increased by $1.1 million due primarily to expenditures to upgrade the Company’s computer system and capital expenditures made at certain campgrounds, partially offset by depreciation. Other current assets decreased by $118,000 due primarily to decreases in prepaid insurance, other prepaid expenses, and accounts receivable from advertisers in the Company’s member magazine, partially offset by increases in prepaid property tax. Deferred tax assets decreased by $541,000 in the current period as a result of deferred tax expense recognized in the current period.

Total liabilities decreased by $291,000 during the six months ended December 31, 2001, primarily as a result of decreases in accounts payable, deferred dues revenue, and other accrued liabilities, partially offset by an increase in deferred revenue related to membership sales. Deferred dues decreased by $2.8 million because dues revenue recognized during the period exceeded dues collected. Accounts payable decreased by $1.1 million due to the timing of payments and other accrued liabilities decreased by $1.3 million due primarily to payments of accrued wages and benefits. Deferred sales revenue increased by $5.4 million due to increases in membership sales contracts originated.

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

The Company had $10.7 million of contracts receivable at December 31, 2001, which have a weighted average stated interest rate of 14% and an average remaining term of 32 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rates on the contracts receivable are fixed.

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

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six months ended December 31, 2001 and 2000. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Six Months Ended December 31, 2001 and 2000

Net Income. The Company reported net income of $3.9 million or $.45 per diluted share on revenues of $45.2 million for the six months ended December 31, 2001. This compares with net income of $2.4 million or $.28 per diluted share on revenues of $40.4 million for the same period last year.

The Company’s revenues grew in the current period due primarily to increased membership sales revenue and increased fees from additional campgrounds managed by Trails Management, the Company’s property management subsidiary. Membership sales revenue was higher because of higher average new sales prices and an upgrade program. Expenses were also higher in the current period due to increased sales and marketing efforts and operation of the additional campgrounds managed by Trails Management, partially offset by a reduction in interest expense. Because the Company repaid its loan with Foothill Capital in March 2001, interest expense in the current period was $647,000 lower than in the prior period.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Campground Operations
Membership dues	$20,073	$20,136
Campground revenues	10,086	9,727
Cost of campground revenues	(4,320)	(4,417)
Operating expenses	(18,139)	(17,812)

Contribution from campground operations	7,700	7,634

Sales
Membership contracts originated	12,937	9,583
Change in deferred revenue	(5,374)	(5,189)

Membership sales revenue	7,563	4,394
Membership origination costs	(6,123)	(4,629)
Change in deferred origination costs	1,705	1,691
Marketing expenses	(3,062)	(2,648)

Contribution (loss) on sales	83	(1,192)

Trails Management
Revenues	3,416	1,989
Expenses	(2,983)	(1,791)

Contribution from Trails Management	433	198

Resort Parks International
Revenues	1,686	1,674
Expenses	(899)	(891)

Contribution from RPI	787	783

Other income	1,193	1,375
Corporate member services	(734)	(676)
General and administrative expense	(4,718)	(4,587)
Other	44	101

Income before interest income and expense, gain on asset sales and taxes	4,788	3,636

Interest income	1,030	844
Interest expense	(23)	(670)
Gain on asset sales	155	154

Income before taxes	$5,950	$3,964

Operating Income. During the six months ended December 31, 2001, the Company’s contribution from operations was $4.8 million, compared with $3.6 million in the same period last year. The increase was due primarily to an improvement in the results from the Company’s sales operations, which produced a positive contribution of $83,000 in the current period, compared with a negative contribution of $1.2 million in the same period last year. In addition, the contribution from campground operations and Trails Management increased in the current period. However, these improvements were partially offset by a decrease in other income and an increase in general and administrative expenses in the current period. For this purpose, the contribution from operations is defined as income before interest income and expense, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $20.1 million for both the six months ended December 31, 2001 and 2000. Dues revenue remained constant because the effect of the annual dues increase was offset by the net loss of campground members during the year.

Other campground revenues were $10.1 million for the six months ended December 31, 2001, compared with $9.7 million for the same period last year. The related expenses were $4.3 million for the six months ended December 31, 2001, compared with $4.4 million for the same period last year. Despite a decrease in the number of campgrounds in operation during the current period due to the closures discussed below, campground revenues increased due primarily to an increase in revenue from the Company’s extended stay program at certain campgrounds. The slight decline in the related expenses was due primarily to decreases in maintenance expense and the cost of operating the Company’s rental trailers, partially offset by an increase in labor costs.

Campground operating expenses were $18.1 million for the six months ended December 31, 2001, compared with $17.8 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to a $292,000 increase in utility costs at the Company’s campgrounds, principally in California and Texas where such costs increased $260,000, which accounted for 89% of the increase. In addition, the Company recorded higher depreciation and worker’s compensation expense during the current period.

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

For the six months ended December 31, 2001, the Company originated membership contracts of $12.9 million, compared with $9.6 million in the same period last year. The increase in the current period resulted primarily from an increase in the average sales price of new membership contracts originated as well as an increase in the number of contracts originated in an upgrade program involving the Company’s existing members. During the six months ended December 31, 2001, the Company originated approximately 2,200 new membership contracts at an average sales price of $3,040, compared with approximately 2,300 new membership contracts at an average sales price of $2,548 during the prior period. In the current period, the Company also originated contracts totaling $5.7 million from the upgrade program, compared with $3.8 million in the same period last year. During the six months ended December 31, 2001 and 2000, approximately 1,900 and 1,300 contracts, respectively, were originated from the upgrade program at an average sales price of $2,995.

During the current period, the Company offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in approximately 730 contracts at an average price of $244. This program concluded during the first quarter of fiscal 2002. The Company also offered Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 300 contracts at an average price of $702.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the six months ended December 31, 2001 and 2000, the Company recognized campground membership sales revenues of $7.6 million and $4.4 million, respectively. Membership sales revenue includes revenues of $5.9 million and $3.0 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $11.3 million and $8.2 million, respectively, which will be recognized in future periods.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 2001 and 2000, the Company recognized selling expenses of $4.4 million and $2.9 million, respectively. These amounts include expenses of $1.8 million and $910,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $3.5 million and $2.6 million, respectively, which will be recognized in future periods.

During the six months ended December 31, 2001, sales revenues exceeded selling and marketing expenses by $83,000, compared with the same period last year, when selling and marketing expenses exceeded sales revenues by $1.2 million. Although the negative impact of the sales deferral was $171,000 greater in the current period, the percentage of revenue deferred from new membership sales decreased, compared with prior periods, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. In addition, fewer membership contracts were originated at Leisure Time campgrounds in the current period, which resulted in the recognition of more revenue that was deferred in prior periods than the Company deferred in the current period. During the six months ended December 31, 2000, selling and marketing expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

The Company’s selling and marketing efforts require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, the Company expects that its selling and marketing expenses will generally exceed its campground membership sales revenue.

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

Trails Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 241 public campgrounds for the U.S. Forest Service and other entities. For the six months ended December 31, 2001, these operations produced a net contribution of $433,000 on revenues of $3.4 million, compared with a net contribution of $198,000 on revenues of $2.0 million for the same period last year. The increase in revenues between periods was due primarily to additional revenue from contracts entered into during the second quarter of fiscal 2001, which increased the number of campgrounds managed. Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter. During the balance of fiscal 2002, Trails Management’s revenues will decline significantly, while it will continue to incur certain fixed costs, which will reduce its contribution for the full fiscal year.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the six months ended December 31, 2001, RPI’s operations produced a net contribution of $787,000 on revenues of $1.7 million, compared with a net contribution of $783,000 on revenues of $1.7 million for the same period last year. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense. Interest income increased to $1.0 million for the six months ended December 31, 2001, from $844,000 for the same period last year. The increase in interest income in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 29% of which were sold on an installment basis in the current period. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels.

Interest expense was $23,000 for the six months ended December 31, 2001, compared with $670,000 for the same period last year. This decrease in the current period was due to the Company’s repayment, in March 2001, of all borrowings under the Credit Agreement with Foothill.

Gain on Asset Sales. The Company recognized a gain of $155,000 on asset sales for the six months ended December 31, 2001, compared with $154,000 for the same period last year. Over the next several years, the Company intends to dispose of the remaining assets it holds for sale, including the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, and fees received from third parties for billing and collection services. Other income was $1.2 million for the six months ended December 31, 2001, compared with $1.4 million for the same period last year. The decrease in the current period was due primarily to a decrease in the collection of written-off contracts and delinquent dues.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $5.5 million for the six months ended December 31, 2001, compared with $5.3 million for the same period last year. The increase in the current period was due primarily to higher labor costs, bank service charges and third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $1.5 million for the six months ended December 31, 2001, compared with $470,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $7.9 million at June 30, 2001. The Company expects to fully utilize its existing tax loss carryforwards during fiscal 2002.

The Company recorded a deferred tax provision of $541,000 for the six months ended December 31, 2001, compared with $1.1 million for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended December 31, 2001 and 2000

Net Income. The Company reported net income of $1.7 million or $.20 per diluted share on revenues of $19.3 million for the three months ended December 31, 2001. This compares with net income of $909,000 or $.11 per diluted share on revenues of $17.1 million for the same period last year.

The Company’s revenues increased in the current period due primarily to increased membership sales revenue. Expenses were also higher in the current period as a result of increased sales and marketing efforts.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2001	2000

Campground Operations
Membership dues	$10,002	$10,050
Campground revenues	3,286	3,103
Cost of campground revenues	(1,564)	(1,575)
Operating expenses	(7,885)	(7,854)

Contribution from campground operations	3,839	3,724

Sales
Membership contracts originated	5,669	3,425
Change in deferred revenue	(1,792)	(1,371)

Membership sales revenue	3,877	2,054
Membership origination costs	(2,954)	(1,775)
Change in deferred origination costs	627	468
Marketing expenses	(1,340)	(1,154)

Gain (loss) on sales	210	(407)

Trails Management
Revenues	113	59
Expenses	(281)	(294)

Contribution from Trails Management	(168)	(235)

Resort Parks International
Revenues	798	762
Expenses	(504)	(455)

Contribution from RPI	294	307

Other income	538	577
Corporate member services	(432)	(315)
General and administrative expense	(2,325)	(2,294)
Other	18	49

Income before interest income and expense, gain on asset sales and taxes	1,974	1,406

Interest income	506	426
Interest expense	(18)	(334)
Gain on asset sales	173	4

Income before taxes	$2,635	$1,502

Operating Income. During the three months ended December 31, 2001, the Company’s contribution from operations was $2.0 million, compared with $1.4 million in the same period last year. Operating income increased in the current period due primarily to an improvement in the results from the Company’s sales operations, which produced a positive contribution in the current period, compared with a negative contribution in the same period last year. For this purpose, the contribution from operations is defined as income before interest income and expense, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. Campground membership dues revenue was $10.0 million for the three months ended December 31, 2001, compared with $10.1 million for the same period last year. The decrease in dues revenue in the current period was due primarily to an increase in the bad debt provision for membership dues.

Other campground revenues were $3.3 million for the three months ended December 31, 2001, compared with $3.1 million for the same period last year. The related expenses were $1.6 million for both the three months ended December 31, 2001 and 2000. Despite a decrease in the number of campgrounds in operation during the current period due to the closures discussed above, campground revenues increased due primarily to an increase in revenue from the Company’s extended stay program at certain campgrounds.

Campground operating expenses were $7.9 million for both the three months ended December 31, 2001, and 2000. Increases in utility and maintenance expenses during the current period were offset by decreases in labor and cost of supplies.

For the three months ended December 31, 2001, the Company originated membership contracts of $5.7 million, compared with $3.4 million in the same period last year. In the current period, the Company originated approximately 600 new membership contracts at an average sales price of $4,277, compared with approximately 650 new membership contracts at an average sales price of $2,808 in the same period last year. In addition, during the three months ended December 31, 2001 and 2000, approximately 760 and 1,000 contracts, respectively, were originated from the upgrade program, at an average sales price of $2,995.

During the current period, the Company offered existing Leisure Time members access to Thousand Trails campgrounds for a fee, which resulted in approximately 200 contracts at an average price of $253.

For the three months ended December 31, 2001 and 2000, the Company recognized campground membership sales revenues of $3.9 million and $2.1 million, respectively. Membership sales revenue includes revenues of $3.2 million and $1.6 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $5.0 million and $3.0 million, respectively, which will be recognized in future periods.

For the three months ended December 31, 2001 and 2000, the Company recognized selling expenses of $2.3 million and $1.3 million, respectively. These amounts include expenses of $966,000 and $490,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.6 million and $959,000, respectively, which will be recognized in future periods.

During the three months ended December 31, 2001, sales revenues exceeded selling and marketing expenses by $210,000, compared with the same period last year, when selling and marketing expenses exceeded sales revenues by $407,000. Although the negative impact of the sales deferral was $198,000 greater in the current period, the percentage of revenue deferred from new membership sales decreased, compared with prior periods, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. During the three months ended December 31, 2000, selling and marketing expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

Trails Management. For the three months ended December 31, 2001, the operations of Trails Management produced a loss of $168,000 on revenues of $113,000, compared with a loss of $235,000 on revenues of $59,000 for the same period last year. The campground management operations generally incur a loss during the second fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds. In addition, the prior period expenses include $38,000 in legal fees related to a personal injury claim in which Trails Management was found not liable for damages.

Resort Parks International. For the three months ended December 31, 2001, RPI’s operations produced a net contribution of $294,000 on revenues of $798,000, compared with a net contribution of $307,000 on revenues of $762,000 for the same period last year. Although revenues increased during the current period, labor, marketing and operating costs increased at a greater rate.

Interest Income and Expense. Interest income increased to $506,000 for the three months ended December 31, 2001, from $426,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s invested cash, in addition to an increase in the interest earned on the Company’s portfolio of contracts receivable.

Interest expense decreased to $18,000 for the three months ended December 31, 2001, from $334,000 for the same period last year. This decrease in the current period was due to the Company’s repayment, in March 2001, of all borrowings under the Credit Agreement with Foothill.

Gain on Asset Sales. The Company recognized a gain of $173,000 on asset sales for the three months ended December 31, 2001, compared with $4,000 for the same period last year. The increase in the current period was due to the timing of asset sales.

Other Income. Other income was $538,000 for the three months ended December 31, 2001, compared with $577,000 for the same period last year. The decrease in the current period was due primarily to a decrease in the collection of written-off contracts and delinquent dues.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.8 million for the three months ended December 31, 2001, compared with $2.6 million for the same period last year. The increase in the current period was due primarily to higher labor and other operating costs that were partially offset by decreases in third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $786,000 for the three months ended December 31, 2001, compared with $296,000 for the same period last year. The Company recorded a deferred tax provision of $138,000 for the three months ended December 31, 2001, compared with $297,000 for the same period last year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of December 31, 2001 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On November 8, 2001, the Company held its annual meeting of shareholders. As of the record date for the meeting, the Company had 8,170,390 shares of common stock outstanding, of which 7,744,897 shares were represented at the meeting in person or by proxy. The shareholders took the following actions at the meeting.

1.	The shareholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of shareholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each were as follows:

Name	Votes For	Votes Withheld

Andrew M. Boas	7,743,602	1,295
William P. Kovacs	7,743,602	1,295
Donald R. Leopold	7,743,602	1,295
H. Sean Mathis	7,743,602	1,295
Douglas K. Nelson	7,743,602	1,295
William J. Shaw	7,743,602	1,295

2.	The shareholders approved the Company’s 2001 Stock Option and Restricted Stock Purchase Plan and the grant to William J. Shaw, the Company’s Chief Executive Officer, of options to purchase 600,000 shares of the Company’s common stock at an exercise price of $5.93 per share. The votes cast for, votes cast against, and the abstentions were as follows:

Votes For	Votes Against	Abstentions

7,208,248	519,196	17,453

3.	The shareholders ratified the appointment of Arthur Andersen LLP as the Company’s independent auditor for the fiscal year ended June 30, 2002. The votes cast for, votes cast against, and the abstentions were as follows:

Votes For	Votes Against	Abstentions

7,740,189	1,036	3,672

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date: February 12, 2002	By:	/s/ William J. Shaw William J. Shaw President and Chief Executive Officer

Date: February 12, 2002	By:	/s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

Index to the Exhibits

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.