Form 10-Q
period 2002-03-31
THOUSAND TRAILS INC /DE/
filed 2002-05-13
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X No

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 10, 2002, was 8,062,492.

Thousand Trails, Inc.

Index

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001	3
Consolidated Statements of Operations for the nine months ended March 31, 2002 and March 31, 2001	4
Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001	5
Consolidated Statement of Shareholders’ Equity for the nine months ended March 31, 2002	6
Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and March 31, 2001	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	June 30,
	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,623	$9,016
Marketable securities	11,700	—
Current portion of receivables, net of allowance of $1.0 million	2,753	2,096
Current portion of deferred membership selling expenses	4,370	2,886
Current portion of net deferred tax assets	6,184	6,885
Inventories	969	1,221
Other current assets	680	765

Total Current Assets	32,279	22,869
Restricted cash	646	646
Receivables, net of allowances and discount of $1.4 million and $1.3 million, respectively	5,870	5,492
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of $23.9 million and $21.8 million, respectively	23,589	21,256
Assets held for sale	5,530	5,600
Deferred membership selling expenses	6,943	6,030
Net deferred tax assets	665	995
Other assets	366	365

Total Assets	$96,584	$83,949

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,433	$2,775
Other accrued liabilities	7,234	8,021
Accrued construction cost	1,888	1,888
Current portion of deferred revenue	34,269	27,668

Total Current Liabilities	44,824	40,352
Deferred revenue	23,066	20,158
Other liabilities	937	1,004

Total Liabilities	68,827	61,514

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 15,000,000 shares authorized, 8,062,492 and 8,167,123 shares issued and outstanding, respectively, after deducting 326,336 and 206,705 shares held in Treasury, respectively	81	82
Additional paid-in capital	20,427	21,132
Retained earnings	7,391	1,362
Accumulated other comprehensive loss	(142)	(141)

Total Shareholders’ Equity	27,757	22,435

Total Liabilities and Shareholders’ Equity	$96,584	$83,949

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the nine months ended March 31,

	2002	2001

Revenues
Membership contracts originated	$19,234	$14,601
Change in deferred revenue	(7,326)	(7,977)

Membership sales revenue	11,908	6,624
Membership dues	29,994	29,973
Other campground revenue	13,350	12,848
Trails Management revenue	3,417	1,989
RPI membership fees	2,689	2,709
Interest income	1,662	1,362
Gain on asset sales	144	146
Other income	1,815	2,090

Total Revenues	64,979	57,741

Expenses
Campground operating expenses	31,726	31,730
Membership origination costs	9,136	6,717
Change in deferred origination costs	(2,397)	(2,445)
Marketing expenses	4,229	3,872
Trails Management expenses	3,132	1,921
RPI membership expenses	1,325	1,378
Corporate member services	1,028	966
Interest expense and amortization	27	773
General and administrative expenses	7,545	6,982

Total Expenses	55,751	51,894

Income Before Income Taxes	9,228	5,847
Income Taxes —
Income tax provision — current	(2,168)	(649)
Income tax provision — deferred	(1,031)	(1,652)

	(3,199)	(2,301)
Net Income	$6,029	$3,546

Net Income per Share — Basic	$.74	$.43

Net Income per Share — Diluted	$.70	$.41

Shares Used to Calculate Net Income Per Share:
Basic	8,129	8,087

Diluted	8,638	8,586

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,

	2002	2001

Revenues
Membership contracts originated	$6,297	$5,018
Change in deferred revenue	(1,952)	(2,788)

Membership sales revenue	4,345	2,230
Membership dues	9,921	9,837
Other campground revenue	3,264	3,121
Trails Management revenue	1	—
RPI membership fees	1,003	1,035
Interest income	632	518
Loss on asset sales	(11)	(8)
Other income	578	614

Total Revenues	19,733	17,347

Expenses
Campground operating expenses	9,267	9,501
Membership origination costs	3,013	2,088
Change in deferred origination costs	(692)	(754)
Marketing expenses	1,167	1,224
Trails Management expenses	149	130
RPI membership expenses	426	487
Corporate member services	294	290
Interest expense and amortization	4	103
General and administrative expenses	2,827	2,395

Total Expenses	16,455	15,464

Income Before Income Taxes	3,278	1,883
Income Taxes —
Income tax provision — current	(623)	(179)
Income tax provision — deferred	(490)	(537)

	(1,113)	(716)
Net Income	$2,165	$1,167

Net Income per Share — Basic	$.27	$.14

Net Income per Share — Diluted	$.25	$.13

Shares Used to Calculate Net Income Per Share:
Basic	8,062	8,166

Diluted	8,699	8,602

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended March 31, 2002
(Dollars in thousands)
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Additional Paid	Retained	Comprehensive
	Income	Stock	in Capital	Earnings	Loss	Total

Balance, June 30, 2001	—	$82	$21,132	$1,362	($141)	$22,435
Issuance of common stock	—	—	58	—	—	58
Purchase of treasury stock	—	(1)	(763)	—	—	(764)
Net income for the nine months ended March 31, 2002	6,029	—	—	6,029	—	6,029
Other comprehensive loss	(1)	—	—	—	(1)	(1)

Balance, March 31, 2002	$6,028	$81	$20,427	$7,391	($142)	$27,757

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$4,098	$3,285
Interest received	1,661	1,362
Interest paid	(28)	(773)
General and administrative and corporate member services costs	(9,128)	(8,797)
Cash collected from operations, including deferred revenue	54,630	52,824
Cash from sales of memberships	13,467	9,705
Expenditures for property operations	(34,295)	(32,545)
Expenditures for sales and marketing	(12,964)	(10,038)
Expenditures for insurance premiums	(1,905)	(2,271)
Payment of income taxes	(2,162)	(654)
Other, net	—	85

Net cash provided by operating activities	13,374	12,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(11,700)	—
Capital expenditures	(4,711)	(1,568)
Proceeds from asset sales	404	216

Net cash used in investing activities	(16,007)	(1,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under Credit Agreement	—	(9,614)
Purchase of treasury stock	(764)	(116)
Payment of notes	(54)	(68)
Issuance of common stock	58	170

Net cash used in financing activities	(760)	(9,628)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,393)	1,203
CASH AND CASH EQUIVALENTS
Beginning of period	9,016	2,420

End of period	$5,623	$3,623

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2002	2001

Reconciliation of net income to net cash provided by operating activities:
Net Income	$6,029	$3,546

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,188	2,034
Bad debt provision	633	(146)
Increase in deferred sales revenue	7,326	7,977
Increase in deferred membership origination costs	(2,397)	(2,445)
Gain on asset sales	(144)	(146)
Increase in deferred income tax provision	1,031	1,652
Decrease in restricted cash	—	85
Increase in receivables	(1,669)	(973)
Increase (decrease) in other assets	337	(240)
Decrease in accounts payable	(1,342)	(543)
Decrease in accrued interest	—	(83)
Increase in deferred dues	2,099	2,250
Decrease in other liabilities	(716)	(783)
Other, net	(1)	(2)

Total adjustments	7,345	8,637

Net cash provided by operating activities	$13,374	$12,183

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 59 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 300 recreational facilities and manages 241 public campgrounds for the U.S. Forest Service and other entities. Operating revenues consist primarily of membership sales, membership dues received from campground members, revenues from the campground operations, fee revenue from members of the reciprocal use program, and management fees from the campground management operations.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 2002 and 2001, and in the consolidated balance sheets as of June 30, 2001 and March 31, 2002.

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

The following table provides statements of comprehensive income for the nine and three months ended March 31, 2002 and 2001 (dollars in thousands):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net Income	$6,029	$3,546	$2,165	$1,167
Foreign Currency Translation Adjustment	(1)	(2)	—	—

Comprehensive Income	$6,028	$3,544	$2,165	$1,167

NOTE 3 — SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company’s operating revenues. Each segment is differentiated by the products or services it offers.

The campgrounds segment consists of 59 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include (i) the sale of memberships entitling the member to use campground facilities, (ii) the sale of undivided interests in campground facilities, and (iii) net revenues earned from operations at the campgrounds. Separate information regarding Canadian campground operations is not presented as revenues and identifiable assets related to the Canadian operations are less than 10% of the related consolidated amounts for the periods presented.

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

The Company evaluates performance based upon the income before income taxes for each business segment.

	Nine months ended March 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$43,344	$2,689	$3,417	$62	$49,512
Membership sales revenue	11,908	—	—	—	11,908
Income (loss) before income taxes	12,558	1,364	285	(4,979)	9,228

	Nine months ended March 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$42,821	$2,709	$1,989	$138	$47,657
Membership sales revenue	6,624	—	—	—	6,624
Income (loss) before income taxes	9,571	1,331	68	(5,123)	5,847

	Three months ended March 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,185	$1,003	$1	$18	$14,207
Membership sales revenue	4,345	—	—	—	4,345
Income (loss) before income taxes	4,775	577	(148)	(1,926)	3,278

	Three months ended March 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$12,958	$1,035	$—	$37	$14,030
Membership sales revenue	2,230	—	—	—	2,230
Income (loss) before income taxes	3,129	548	(130)	(1,664)	1,883

NOTE 4 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the nine and three months ended March 31, 2002 and 2001, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net Income	$6,029	$3,546	$2,165	$1,167

Weighted Average Number of Shares — Basic	8,129	8,087	8,062	8,166
Dilutive Options	509	499	637	436

Weighted Average Number of Shares — Diluted	8,638	8,586	8,699	8,602

Net Income Per Share — Basic	$.74	$.43	$.27	$.14

Net Income Per Share — Diluted	$.70	$.41	$.25	$.13

Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

NOTE 5 — MARKETABLE SECURITIES

The Company’s marketable securities are shares of a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. In connection with the closing of the tender offer announced on April 24, 2002, the Company anticipates that it will liquidate a significant portion of its marketable securities in order to pay the purchase price for the stock purchased in the tender offer (see Note 8).

These investments are classified as available-for-sale, as defined by Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company did not recognize any unrealized gains or losses on its investment in marketable securities during the current period because there was no change in the market value of these securities.

NOTE 6 — LONG TERM DEBT

Line of Credit with Union Bank

On July 1, 2001, the Company established a $15.0 million revolving, secured line of credit (“Line of Credit”) with Union Bank of California, N.A. (“Union Bank”). Borrowings under the Line of Credit carry an interest rate of prime minus 0.75%. The Company may borrow, repay and reborrow under the Line of Credit from time to time, provided, however, that for at least one day during each twelve-month period, the principal amount outstanding under the Line of Credit must be not more than $5.0 million. All borrowings under the Line of Credit will mature on July 1, 2003. The Company obtained the Line of Credit principally for general working capital purposes, although it is permitted under the terms of the Line of Credit to use up to $5.0 million for acquisitions from time to time. The Company currently has no borrowings outstanding under the Line of Credit.

     The Company’s ability to borrow under the Line of Credit for working capital purposes is subject to continued compliance by the Company with the financial covenants and other requirements of the Line of Credit, including certain covenants respecting minimum tangible net worth, minimum adjusted EBITDA (as defined) and minimum total debt to adjusted EBITDA. On April 26, 2002, the Company entered into an amendment to the Line of Credit that requires the Company at all times to maintain a minimum tangible net worth (as defined) of $8.0 million at June 30, 2002, $9.8 million at September 30, 2002, $11.3 million at December 31, 2002, $13.1 million at March 31, 2003, and $13.9 million at June 30, 2003. The Line of Credit prohibits the Company from borrowing from other sources.

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

NOTE 7 — CONTINGENCIES

General Liability Insurance

Prior to July 1, 1998, the Company’s liability insurance required the Company to pay the first $250,000 per occurrence. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of March 31, 2002 and June 30, 2001, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $567,000 and $638,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

NOTE 8 — SUBSEQUENT EVENTS

On April 24, 2002, the Company announced that its Board of Directors approved a tender offer by the Company for up to 1,500,000 shares, or 18.6%, of its outstanding common stock, at a purchase price of $8.41 per share, payable in cash. One of the Company’s largest stockholders, Carl Marks Strategic Investments II, LP, has agreed to tender the 1,140,418 shares that it owns. Its affiliate, Carl Marks Strategic Investments, LP, however, has advised that it will not tender any shares in the offer. In addition, the directors and executive officers of the Company and the Company’s second largest stockholder, IAT Reinsurance Syndicate, Ltd., have advised that they will not tender any of their shares in the offer. If more than 1,500,000 shares are tendered, the Company will purchase shares from each tendering stockholder on a pro rata basis.

The tender offer began on Wednesday, May 1, 2002, and will expire on Thursday, May 30, 2002, unless extended. If 1,500,000 or more shares are tendered and not withdrawn, the Company will spend approximately $12.7 million (including estimated expenses) purchasing the stock.

Shares that the Company acquires in the offer will be held initially as treasury shares and will be available for the Company to sell without further stockholder action (except as required by applicable law or rules) for all purposes, including the acquisition of other businesses, the raising of additional capital for use in the business and the satisfaction of obligations under existing or future employee benefit plans. The purchase of shares pursuant to the offer will reduce the Company’s paid-in capital by the amount of the cost of the purchase.

In connection with the tender offer, on April 26, 2002, the Company entered into an amendment to its Line of Credit with Union Bank which modified the minimum tangible net worth covenant in the Line of Credit. As amended, this covenant requires the Company at all times to maintain a minimum tangible net worth (as defined) of $8.0 million at June 30, 2002, $9.8 million at September 30, 2002, $11.3 million at December 31, 2002, $13.1 million at March 31, 2003, and $13.9 million at June 30, 2003.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after March 31, 2002. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations, and the other factors affecting the Company’s operations described in this report.

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

Tender Offer. On April 24, 2002, the Company announced that its Board of Directors approved a tender offer by the Company for up to 1,500,000 shares, or 18.6%, of its outstanding common stock, at a purchase price of $8.41 per share, payable in cash. One of the Company’s largest stockholders, Carl Marks Strategic Investments II, LP, has agreed to tender the 1,140,418 shares that it owns. Its affiliate, Carl Marks Strategic Investments, LP, however, has advised that it will not tender any shares in the offer. In addition, the directors and executive officers of the Company and the Company’s second largest stockholder, IAT Reinsurance Syndicate, Ltd., have advised that they will not tender any of their shares in the offer. If more than 1,500,000 shares are tendered, the Company will purchase shares from each tendering stockholder on a pro rata basis.

The tender offer began on Wednesday, May 1, 2002, and will expire on Thursday, May 30, 2002, unless extended. If 1,500,000 or more shares are tendered and not withdrawn, the Company will spend approximately $12.7 million (including estimated expenses) purchasing the stock. The Company intends to fund the stock repurchases with its existing cash and short-term investments.

The Company believes that purchasing it stock at this time would be a prudent use of its existing cash resources given current business, economic, and market conditions. The Company is presently funding its operations with internally generated cash, and it is generating cash flow in excess of its current requirements. Moreover, the Company’s long-term strategy of seeking to effect strategic acquisitions does not require the use of the Company’s cash in the short-term because the Company has $5 million of availability under its Line of Credit for such purposes.

In connection with the tender offer, on April 26, 2002, the Company entered into an amendment to its Line of Credit with Union Bank which modified the minimum tangible net worth covenant in the Line of Credit. As amended, this covenant requires the Company at all times to maintain a minimum tangible net worth (as defined) of $8.0 million at June 30, 2002, $9.8 million at September 30, 2002, $11.3 million at December 31, 2002, $13.1 million at March 31, 2003, and $13.9 million at June 30, 2003. The Company does not anticipate any difficulty in continuing to comply with the covenant after completion of the tender offer.

Cash. On March 31, 2002, the Company had $5.6 million of cash and cash equivalents, a decrease of $3.4 million from June 30, 2001. During the nine months ended March 31, 2002, the Company’s operating activities provided $13.4 million of cash, its investing activities used $16.0 million of cash, and its financing activities used $760,000 of cash. The Company’s investing activities consisted of purchases of $11.7 million in marketable securities, expenditures of $2.8 million to upgrade the Company’s computer and communication systems, and capital expenditures of $1.9 million at the campgrounds, partially offset by $404,000 in proceeds from the sale of assets. The Company’s financing activities consisted of $58,000 of proceeds from the exercise of employee stock options, payments of $764,000 for the purchase of 125,800 shares of common stock, and $54,000 in payments on notes payable, which are included in other liabilities in the accompanying financial statements.

With respect to the Company’s operating activities, for the nine months ended March 31, 2002, the principal sources of operating cash were $54.6 million from operations, $5.8 million in principal and interest collections on contracts receivable, and $13.5 million from sales of campground memberships. Principal uses of operating cash for the nine months ended March 31, 2002, were $34.3 million in operating expenses, $13.0 million in membership origination costs and marketing expenses, $9.1 million in administrative expenses (including general and administrative expenses and corporate members services costs), $1.9 million in insurance premiums, and $2.2 million in income taxes.

During the nine months ended March 31, 2001, the Company’s operating activities provided $12.2 million of cash, its investing activities used $1.4 million of cash, and its financing activities used $9.6 million of cash.

The Company expects that its capital expenditures will be higher in fiscal 2002, compared with fiscal 2001, because the Company is spending a total of $3.2 million to upgrade its computer and communication systems, including $2.8 million in the current period. In addition, if 1,500,000 or more shares are tendered and not withdrawn in the tender offer announced on April 24, 2002, the Company will spend approximately $12.7 million (including estimated expenses) purchasing the stock.

During the nine months ended March 31, 2002 and through the date of this report, the Company has had no outstanding borrowings under its Line of Credit with Union Bank. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition

Total assets increased by $12.6 million during the nine months ended March 31, 2002. Cash decreased by $3.4 million and marketable securities increased by $11.7 million as discussed above. Contracts receivable increased by $1.0 million as new receivables from financed sales exceeded the $4.1 million of cash collections on the existing portfolio. Approximately 31% of new sales were financed during the current period. Buildings and equipment increased by $2.3 million due primarily to expenditures to upgrade the Company’s computer and communication systems, partially offset by depreciation. Deferred membership selling expenses increased $2.4 million as a result of an increase in sales. Inventories decreased by $252,000 due to a reduced demand for inventory items during a slower period in the Company’s normal operating cycle. Other current assets decreased by $85,000 due primarily to decreases in prepaid insurance and other prepaid expenses. Deferred tax assets decreased by $1.0 million in the current period as a result of deferred tax expense recognized in the current period.

Total liabilities increased by $7.3 million during the nine months ended March 31, 2002, primarily as a result of increases in increases in deferred sales revenue and deferred dues, partially offset by decreases in accounts payable and other accrued liabilities. Deferred sales revenue increased by $7.3 million due to increases in membership sales contracts originated, and deferred dues increased by $2.1 million because dues collected during the period exceeded dues revenue recognized. Accounts payable decreased by $1.3 million due to the timing of payments, and other accrued liabilities decreased by $787,000 due primarily to payments of accrued wages and benefits.

Market Risk and Interest Rate Sensitivity. Item 305 of Regulation S-K requires disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive financial instruments related to interest rates.

The Company has exposure to changing interest rates on its marketable securities, which consist of shares in a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. The Company does not have significant exposure to changing interest rates on its invested cash because the Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. The interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months.

The Company had $11.0 million of contracts receivable at March 31, 2002, which have a weighted average stated interest rate of 14% and an average remaining term of 31 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rates on the contracts receivable are fixed.

The Company has not undertaken any action to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into U.S. Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company’s operations.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s contracts receivable, marketable securities, or its short-term cash investments.

The Company currently has no outstanding borrowings under its Line of Credit with Union Bank. If, however it becomes necessary for the Company to borrow under its Line of Credit, the Company’s sensitivity to changes in interest rates would increase because borrowings under the Line of Credit bear interest at prime minus .75%.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine months ended March 31, 2002 and 2001. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Nine Months Ended March 31, 2002 and 2001

Net Income. The Company reported net income of $6.0 million or $.70 per diluted share on revenues of $65.0 million for the nine months ended March 31, 2002. This compares with net income of $3.5 million or $.41 per diluted share on revenues of $57.7 million for the same period last year.

The Company’s revenues grew in the current period due primarily to increased membership sales revenue and increased fees from campgrounds managed by Trails Management, the Company’s property management subsidiary. Membership sales revenue was higher because of higher average new sales prices and an upgrade program. Expenses were also higher in the current period due to increased sales and marketing efforts, the operation of additional campgrounds by Trails Management, and higher general and administrative costs in the third quarter, partially offset by lower interest expense. Because the Company repaid its loan with Foothill Capital in March 2001, interest expense in the current period was $746,000 lower than in the prior period.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 2002 and 2001.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Campground Operations
Membership dues	$29,994	$29,973
Campground revenues	13,350	12,848
Cost of campground revenues	(5,790)	(5,930)
Operating expenses	(25,936)	(25,800)

Contribution from campground operations	11,618	11,091

Sales
Membership contracts originated	19,234	14,601
Change in deferred revenue	(7,326)	(7,977)

Membership sales revenue	11,908	6,624
Membership origination costs	(9,136)	(6,717)
Change in deferred origination costs	2,397	2,445
Marketing expenses	(4,229)	(3,872)

Contribution (loss) from sales	940	(1,520)

Trails Management
Revenues	3,417	1,989
Expenses	(3,132)	(1,921)

Contribution from Trails Management	285	68

Resort Parks International
Revenues	2,689	2,709
Expenses	(1,325)	(1,378)

Contribution from RPI	1,364	1,331

Other income	1,753	1,952
Corporate member services	(1,028)	(966)
General and administrative expense	(7,545)	(6,982)
Other	62	138

Income before interest income and expense, gain on asset sales and taxes	7,449	5,112

Interest income	1,662	1,362
Interest expense	(27)	(773)
Gain on asset sales	144	146

Income before taxes	$9,228	$5,847

Operating Income. For the nine months ended March 31, 2002, the Company’s contribution from operations was $7.4 million, compared with $5.1 million for the same period last year. The contribution from operations increased in the current period due primarily to an improvement in the contribution from sales (from a negative $1.5 million last year to a positive $940,000 in the current period). In addition, the contribution from campground operations and Trails Management increased $527,000 and $217,000, respectively, in the current period. These increases were partially offset by a $199,000 decrease in other income, and a $625,000 increase in general and administrative costs, including costs associated with member services. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which is recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $30.0 million for both nine months ended March 31, 2002 and 2001. Dues revenue remained constant because the effect of the annual dues increase was offset by the net loss of campground members during the year.

Other campground revenues were $13.3 million for the nine months ended March 31, 2002, compared with $12.8 million for the same period last year. The related expenses were $5.8 million for the nine months ended March 31, 2002, compared with $5.9 million for the same period last year. Despite a decrease in the number of campgrounds in operation during the current period due to the closures discussed below, campground revenues increased due to fees generated by an extended stay program at some of the Company’s campgrounds, utility fees instituted at some campgrounds in response to increased utility costs, and increases in recreational vehicle storage revenue and facility rentals. The slight decline in the related expenses was due primarily to decreases in maintenance expenses and the cost of operating the Company’s rental trailers, partially offset by an increase in the cost of goods sold.

Campground operating expenses were $25.9 million for the nine months ended March 31, 2002, compared with $25.8 million for the same period last year. The increase in the current period was due primarily to increases in labor costs, operating supplies, utility costs, and depreciation, partially offset by lower maintenance costs.

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

For the nine months ended March 31, 2002, the Company originated membership contracts of $19.2 million, compared with $14.6 million for the same period last year. The increase in the current period resulted primarily from the sale of a greater number of new membership contracts at a higher average sales price and an increase in the number of contracts originated in an upgrade program involving the Company’s existing members. During the nine months ended March 31, 2002, the Company originated approximately 3,400 new membership contracts at an average sales price of $2,679, compared with approximately 3,300 new membership contracts at an average sales price of $2,511 in the same period last year. In the current period, the Company also originated contracts totaling $9.5 million in the upgrade program, compared with $6.2 million in the same period last year. During the nine months ended March 31, 2002 and 2001, the Company originated approximately 3,200 and 2,100 contracts, respectively, in the upgrade program at an average sales price of $2,995.

In addition, the Company offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in approximately 730 contracts at an average sales price of $244 in the current period, compared with 1,623 contracts at an average sales price of $230 in the same period last year. In the current period, the Company also offered Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 760 contracts at an average sales price of $572.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the nine months ended March 31, 2002 and 2001, the Company recognized campground membership sales revenues of $11.9 million and $6.6 million, respectively. Membership sales revenue includes revenues of $9.5 million and $4.9 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $16.8 million and $12.9 million, respectively, which will be recognized in future periods.

Selling expenses directly related to the sale of campground memberships are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 2002 and 2001, the Company recognized selling expenses of $6.7 million and $4.3 million, respectively. These amounts include expenses of $2.9 million and $1.5 million, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $5.3 million and $3.9 million, respectively, which will be recognized in future periods.

During the nine months ended March 31, 2002, sales revenues exceeded selling and marketing expenses by $940,000, compared with the same period last year, when selling and marketing expenses exceeded sales revenue by $1.5 million. Although the negative impact of the sales deferral was $1.4 million greater in the current period, the percentage of revenue deferred from new membership sales decreased, compared with prior periods, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. In addition, fewer membership contracts were originated at Leisure Time campgrounds in the current period, which resulted in the recognition of more revenue that was deferred in prior periods than the Company deferred in the current period. During the nine months ended March 31, 2001, selling and marketing expenses exceeded sales revenues because the Company deferred more sale revenues than selling expenses.

The Company’s selling and marketing efforts generally require significant expense, the majority of which must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a consequence, for new membership sales, the Company expects that its selling and marketing expenses will generally exceed its sales revenue. However, sales of upgrades are generally profitable and offset the negative impact of new membership sales.

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations similar to the acquisition of Leisure Time, the membership base will decline in the future, which could decrease the Company’s revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company’s business and results of operations.

Trails Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 241 public campgrounds for the U.S. Forest Service and other entities. For the nine months ended March 31, 2002, these operations produced a net contribution of $285,000 on revenues of $3.4 million, compared with a net contribution of $68,000 on revenues of $2.0 million for the same period last year. The increase in revenues and expenses between periods was due primarily to additional revenue and expenses from contracts entered into during the second quarter of fiscal 2001, which increased the number of campgrounds managed. Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the nine months ended March 31, 2002, RPI’s operations produced a net contribution of $1.4 million on revenues of $2.7 million, compared with a net contribution of $1.3 million on revenues of $2.7 million for the same period last year. RPI’s contribution increased during the current period due primarily to a decrease in communication and marketing expenses. RPI is working to introduce new products to increase its revenues and maintain its contribution margin; however, there is no assurance that these efforts will be successful.

Interest Income and Expense. Interest income increased to $1.7 million for the nine months ended March 31, 2002, from $1.4 million for the same period last year. The increase in interest income in the current period was due primarily to an increase in interest earned on the Company’s portfolio of contracts receivable. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 31% of which are sold on an installment basis. As a result, the interest earned on the Company’s portfolio of contracts receivable is expected to increase compared with historical levels. At the same time, the interest earned on the Company’s cash and short-term investments is expected to decline after the Company completes the stock purchases contemplated in its pending tender offer.

Interest expense was $27,000 for the nine months ended March 31, 2002, compared with $773,000 for the same period last year. This decrease in the current period was due to the

Company’s repayment, in March 2001, of all borrowings under the Credit Agreement with Foothill.

Gain on Asset Sales. The Company recognized a gain of $144,000 on asset sales for the nine months ended March 31, 2002, compared with $146,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets it holds for sale, including the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future, and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be made.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year, and fees received from third parties for billing and collection services. Other income was $1.8 million for the nine months ended March 31, 2002, compared with $2.0 million for the same period last year. The decrease in the current period was due primarily to decreases in the collection of written-off contracts and delinquent dues and fees received for third party billing and collection services, partially offset by an increase in subscription revenue from the Company’s member magazine.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $8.6 million for the nine months ended March 31, 2002, compared with $7.9 million for the same period last year. The increase in the current period was due primarily to higher labor costs, bank service fees, and third party legal fees.

The Company’s insurance renews on an annual basis, effective July 1 each year. The Company has been advised by its insurance broker that the cost of insurance in fiscal 2003 will be significantly higher than the cost incurred by the Company in fiscal 2002. To reduce the impact of such cost increases in fiscal 2003, the Company may elect to purchase insurance with high deductibles or self-insured retentions, which could expose the Company to greater risk of loss.

Income Taxes. The Company’s current provision for income taxes was $2.2 million for the nine months ended March 31, 2002, compared with $649,000 for the same period last year. The current provisions for these periods include amounts for federal alternative minimum taxes and state income taxes payable in the various states where the Company conducts its operations. With the exception of federal alternative minimum taxes, the Company does not have federal income taxes payable on a consolidated basis due to its net operating tax loss carryforwards, which totaled $7.9 million at June 30, 2001. The Company expects to fully utilize its existing tax loss carryforwards during fiscal 2002.

The Company recorded a deferred tax provision of $1.0 million for the nine months ended March 31, 2002, compared with $1.7 million for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended March 31, 2002 and 2001

Net Income. The Company reported net income of $2.2 million or $.25 per diluted share on revenues of $19.7 million for the three months ended March 31, 2002. This compares with net income of $1.2 million or $.13 per diluted share on revenues of $17.3 million for the same period last year.

The Company’s revenues grew in the current quarter due primarily to increased membership sales revenue, which resulted from higher average new sales prices and an upgrade program. Expenses were also higher in the current quarter due primarily to increased sales and marketing efforts and higher general and administrative costs resulting from increases in legal fees, professional fees, and credit card processing fees.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 2002 and 2001.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Campground Operations
Membership dues	$9,921	$9,837
Campground revenues	3,264	3,121
Cost of campground revenues	(1,470)	(1,513)
Operating expenses	(7,797)	(7,988)

Contribution from campground operations	3,918	3,457

Sales
Membership contracts originated	6,297	5,018
Change in deferred revenue	(1,952)	(2,788)

Membership sales revenue	4,345	2,230
Membership origination costs	(3,013)	(2,088)
Change in deferred origination costs	692	754
Marketing expenses	(1,167)	(1,224)

Contribution (loss) on sales	857	(328)

Trails Management
Revenues	1	—
Expenses	(149)	(130)

Loss from Trails Management	(148)	(130)

Resort Parks International
Revenues	1,003	1,035
Expenses	(426)	(487)

Contribution from RPI	577	548

Other income	560	577
Corporate member services	(294)	(290)
General and administrative expense	(2,827)	(2,395)
Other	18	37

Income before interest income and expense, gain on asset sales and taxes	2,661	1,476

Interest income	632	518
Interest expense	(4)	(103)
Loss on asset sales	(11)	(8)

Income before taxes	$3,278	$1,883

Operating Income. For the three months ended March 31, 2002, the Company’s contribution from operations was $2.7 million, compared with $1.5 million for the same period last year. The contribution from operations increased in the current period due primarily to an improvement in the contribution from sales (from a negative $328,000 last year to a positive $857,000 in the current period). In addition, the contribution from campground operations increased $461,000 in the current period. These increases were partially offset by a $436,000 increase in general and administrative costs, including costs associated with member services. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. Campground membership dues revenue was $9.9 million for the three months ended March 31, 2002, compared with $9.8 million for the same period last year. The increase in dues revenue was due primarily to the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $3.3 million for the three months ended March 31, 2002, compared with $3.1 million for the same period last year. The related expenses were $1.5 million for both the three months ended March 31, 2002 and 2001. Despite a decrease in the number of campgrounds in operation during the current period due to the closures discussed above, other campground revenues increased due primarily to fees generated by an extended stay program at some of the Company’s campgrounds and utility fees instituted at some campgrounds to offset higher utility costs.

Campground operating expenses were $7.8 million for the three months ended March 31, 2002, compared with $8.0 million for the same period last year. The decrease in campground operating expenses in the current period was due primarily to a decrease in maintenance expenses, partially offset by an increase in labor costs and depreciation.

For the three months ended March 31, 2002, the Company originated membership contracts of $6.3 million, compared with $5.0 million in the same period last year. During the three months ended March 31, 2002, the Company originated approximately 1,200 new membership contracts at an average sales price of $1,976, and approximately 1,300 contracts in the upgrade program at an average sales price of $2,995. This compares with approximately 950 new membership contracts at an average sales price of $2,410, and 800 contracts in the upgrade program at an average sales price of $2,892 during the three months ended March 31, 2001.

During the current period, the Company offered existing Leisure Time members access to Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 470 contracts at an average sale price of $489. This compares with approximately 1,600 contracts at an average price of $299 in the same period last year.

For the three months ended March 31, 2002 and 2001, the Company recognized campground membership sales revenues of $4.3 million and $2.2 million, respectively. Membership sales revenue includes revenues of $3.5 million and $1.9 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $5.5 million and $4.7 million, respectively, which will be recognized in future periods.

For the three months ended March 31, 2002 and 2001, the Company recognized selling expenses of $2.3 million and $1.3 million, respectively. These amounts include expenses of $1.1 million and $574,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.8 million and $1.3 million, respectively, which will be recognized in future periods.

For the three months ended March 31, 2002, sales revenue exceeded selling and marketing expenses by $857,000, compared with the same period last year, when selling and marketing expenses exceed sales revenue by $328,000. The percentage of revenue deferred from new membership sales decreased, compared with prior periods, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. During the three months ended March 31, 2001, selling and marketing expenses exceeded sales revenue because the Company deferred more sales revenue than selling expenses.

Trails Management. For the three months ended March 31, 2002, the operations of Trails Management produced a loss of $148,000, compared with a loss of $130,000 for the same period last year. The campground management operations generally incur a loss during the third fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds.

Resort Parks International. For the three months ended March 31, 2002, RPI’s operations produced a net contribution of $577,000 on revenues of $1.0 million, compared with a net contribution of $548,000 on revenues of $1.0 million for the same period last year. While revenue remained constant between periods, a decrease in the cost of membership materials increased the contribution in the current period.

Interest Income and Expense. Interest income increased to $632,000 for the three months ended March 31, 2002, from $518,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s portfolio of contracts receivable.

Interest expense decreased to $4,000 for the three months ended March 31, 2002, from $103,000 for the same period last year. This decrease in the current period was due to the Company’s repayment in March 2001 of all borrowings under the Credit Agreement with Foothill.

Loss on Asset Sales. For the three months ended March 31, 2002 and 2001, the Company recognized losses of $11,000 and $8,000, respectively, on sales of assets.

Other Income. Other income was $560,000 for the three months ended March 31, 2002, compared with $577,000 for the same period last year. The decrease in the current period was due primarily to decreases in transfer fee revenue and collections of written-off contracts and delinquent dues, partially offset by an increase in subscription revenue from the Company’s member magazine.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $3.1 million for the three months ended March 31, 2002, compared with $2.7 million for the same period last year. The increase in the current period was due primarily to an increase in third party legal fees, professional fees, and bank service and credit card processing fees.

Income Taxes. The Company’s current provision for income taxes was $623,000 for the three months ended March 31, 2002, compared with $179,000 for the same period last year. The Company recorded a deferred tax provision of $490,000 for the three months ended March 31, 2002, compared with $537,000 for the same period last year.

Inflation. During the past several fiscal years, the Company’s results have not been affected materially by inflation. However, should the rate of inflation increase in the future, or should utility costs or insurance premiums increase significantly, the Company’s expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company can not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 37% of the members have requested that their dues be frozen because of their age or disability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of March 31, 2002 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

10.1	First Amendment dated April 26, 2002, to the Loan Agreement between the Company and Union Bank of California, N.A.

10.2	Letter Agreement dated April 23, 2002, between the Company and Carl Marks Strategic Investments II, LP (incorporated by reference to Exhibit (d)(1) to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on May 1, 2002, File No. 1-14645)

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date:	May 10, 2002	By:	/s/ William J. Shaw

William J. Shaw President and Chief Executive Officer

Date:	May 10, 2002	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

Index to Exhibits

Exhibit
Number	Description

10.1	First Amendment dated April 26, 2002, to the Loan Agreement between the Company and Union Bank of California, N.A.

10.2	Letter Agreement dated April 23, 2002, between the Company and Carl Marks Strategic Investments II, LP (incorporated by reference to Exhibit (d)(1) to the Company’s Tender Offer Statement on Schedule TO filed with the SEC on May 1, 2002, File No. 1-14645)

11.1	Statement re: Computation of Per Share Earnings.