Form 10-K
period 2002-06-30
THOUSAND TRAILS INC /DE/
filed 2002-09-30
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of ________ to ________

Commission File Number 1-14645

THOUSAND TRAILS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2138671

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3801 Parkwood Boulevard, Suite 100, Frisco, Texas	75034

(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(214) 618-7200

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on
Title of each class	which registered

Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At September 26, 2002, the latest practicable date, the aggregate market value of voting common stock of the Registrant held by nonaffiliates was $16.2 million.

At September 26, 2002, there were 6,923,017 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10-13) is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A.

Part I

Item 1. Business

OVERVIEW

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (the “Company”) own and operate a system of 59 membership-based campgrounds located in 17 states and British Columbia, Canada, serving 112,000 members as of June 30, 2002. Through its subsidiaries, the Company also provides a reciprocal use program for members of approximately 280 recreational facilities and manages 240 public campgrounds for the United States Forest Service and other entities. The Company’s principal executive office is located at 3801 Parkwood Boulevard, Suite 100, PO Box 2529, Frisco, Texas 75034; its telephone number is (214) 618-7200, and its home page on the Internet is www.thousandtrails.com.

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

CAMPGROUND OPERATIONS

Campgrounds. The Company and its subsidiaries own and operate a network of 59 membership-based campgrounds located in 17 states and British Columbia, Canada. The Company owns and operates a network of 32 of these campgrounds under the Thousand Trails logo, NACO owns and operates a network of 20 of these campgrounds under the NACO logo, and Leisure Time owns and operates a network of 7 of these campgrounds under the Leisure Time logo. The 59 campgrounds contain a total of approximately 9,900 acres and 17,900 campsites.

Members using the campgrounds may bring their own recreational vehicles (“RVs”), tents or other sleeping equipment, rent travel trailers or cabins located at the campgrounds or visit for the day. As of June 30, 2002, there were 70,000 campground members in the Thousand Trails system, 29,000 campground members in the NACO system, and 13,000 campground members in the Leisure Time system. Approximately 44% of the NACO members and approximately 70% of the Thousand Trails members possess the right to use the campgrounds in both networks. Similarly, approximately 22% of the Leisure Time members possess the right to use the campgrounds in either the Thousand Trails or NACO system. The largest percentage of campground members resides in California (approximately 32%). Large numbers of campground members also reside in Washington and Oregon (approximately 27%), and Texas (approximately 10%).

Memberships provide the member’s family access to the Company’s network of campgrounds, but do not convey a deeded interest in the campgrounds with the exception of six campgrounds in which members received deeded undivided interests in the campground. A member also does not possess the right to use a specific campsite, trailer or cabin, or the right to control further development or operation of a campground.

In the six campgrounds in which members have received deeded undivided interests, the Company retains the entire fee interest in the common amenities, such as the lodge, recreational facilities and other buildings, and an undivided interest in the campsites to the extent the interest has not been sold to the members.

Depending upon member usage, the campgrounds are open year-round or on a seasonal basis. The campgrounds feature campsites with electrical, water and, in some cases, sewer connections for RVs, restroom and shower facilities, rental trailers or cabins and other recreation amenities. At each campground, a manager and staff provide security, maintenance and recreational programs that vary by location.

The Company derives other campground revenue from renting campsites to members for extended vacations and from renting trailers, cabins and sports equipment to members. The Company also sells food and other items to members from convenience stores located at the campgrounds, provides members access to laundry facilities and game machines and charges members a fee for storing RVs and providing food service.

Existing Membership. At June 30, 2002, the Company had 112,000 campground members. The majority of these members have been members for over 10 years. The Company’s membership base has declined over the past decade, although the Company has been successful in slowing the rate of this attrition. While the acquisition of Leisure Time increased the size of the membership base, the Company expects that, notwithstanding new sales, the membership base will continue to decline at the rate of approximately 4% per year. The Company attributes this attrition principally to its aging membership base, of whom approximately 46% are senior citizens. Moreover, the Company estimates that the memberships sold in recent fiscal years will have an expected life that is shorter than the expected life of the memberships previously sold by the Company. To stop the continuing decline in its membership base, the Company must increase its campground membership sales over current levels or acquire members through the purchase of other membership campground organizations, such as the acquisition of Leisure Time.

Membership Sales. The Company’s membership sales declined significantly in the early 1990’s when the Company decreased its sales and marketing efforts as a result of increasing marketing costs and other factors. Over the past several years, the Company has been rebuilding its sales and marketing organization with a view to stopping the decline in its membership base. In an effort to improve its membership sales, the Company has been working to increase the number of prospects that attend its sales presentations. In this regard, the Company entered into a joint marketing arrangement with Fleetwood Industries, Inc. (“Fleetwood”), the largest manufacturer of RVs. Under the current marketing arrangement, purchasers of Fleetwood RVs are invited to visit one of the Company’s campgrounds for a three day/two night stay. Purchasers of new Fleetwood RVs accounted for approximately 7% of new sales in fiscal 2002, approximately 12% of new sales in fiscal 2001, and approximately 10% of new sales in fiscal 2000. The Company has entered into a similar marketing arrangement with a major RV insurance company. In addition, the Company has entered into a marketing arrangement with a large RV dealer in Florida, under which purchasers of RVs receive a temporary membership and are invited to visit one of the Company’s campgrounds. The Company has also entered into sales agreements with several other companies in an effort to increase sales.

The Company’s current membership products offer the consumer a choice of membership options that depend principally on the number of campgrounds the purchaser is able to use. The average membership sales price was $3,342 in fiscal 2002, $2,815 in fiscal 2001 and $2,435 in fiscal 2000. The Company requires a down payment of at least $495 and will finance the balance for periods of up to 48 months. In addition to the sales price, the memberships require payment of annual dues, which for fiscal 2002 averaged $400 on new sales. In fiscal 2002 and 2001, the Company originated 3,900 new membership contracts, compared with 3,600 new membership contracts in fiscal 2000. In fiscal 2002, the Company also originated 1,100 new membership contracts through sales agreements with other companies, compared with 700 and 100 contracts in fiscal 2001 and 2000, respectively. The average sales price was $357 in fiscal 2002, $408 in fiscal 2001 and $295 in fiscal 2000.

In addition to the sale of new memberships discussed above, since fiscal 2000, the Company has also marketed membership upgrades to its existing members, which has provided a short-term increase in membership sales revenues. In fiscal 2002, the Company originated contracts totaling $12.9 million in membership upgrades, compared with $9.0 million and $5.1 million in fiscal 2001 and 2000, respectively. In fiscal 2002, the Company originated 4,300 membership upgrades, compared with 3,000 and 1,700 membership upgrades in fiscal 2001 and 2000, respectively. The average price of the membership upgrade was $2,995 in all three years. During fiscal 2001, the Company also began offering existing Thousand Trails and NACO members access to Leisure Time campgrounds for a fee. In fiscal 2002, the Company originated 700 contracts at an average price of $244, compared with 6,800 contracts at an average price of $235 in fiscal 2001. During the last quarter of fiscal 2001, the Company began offering existing Leisure Time members access to Thousand Trails and NACO campgrounds for a fee, which resulted in 2,000 contracts at an average price of $337 in fiscal 2002, and 300 contracts at an average price of $1,999 in fiscal 2001.

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

While most campers use national or state parks, the Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds. The Company believes that many campers are “amenity” campers, whose needs match the benefits provided by the Company’s campgrounds, such as pools, lodges, sport courts and recreational activities. The Company believes that the needs of amenity campers are not being met by under-funded national and state campgrounds. In addition, the Company believes that it can differentiate its campgrounds and services from other campgrounds by emphasizing the quality of its facilities and the benefits and services available at its campgrounds.

Dues. The Company’s campground members, including members who own a deeded undivided interest in a campground, pay annual dues ranging generally from approximately $50 to $800. The annual dues collected from campground members constitute general revenue of the Company. The Company uses the dues to fund its operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. However, the membership agreements do not require the Company to use the dues for any specific purpose.

The average annual dues paid by the Company’s campground members were $369 for fiscal 2002, $360 for fiscal 2001 and $355 for fiscal 2000. The increase in average annual dues resulted primarily from the annual increase in dues implemented by the Company in accordance with the terms of the membership agreements. In addition, the Company’s new members generally pay annual dues at a higher level than the older members retiring from the system.

The membership agreements generally permit the Company to increase annually the amount of each member’s dues by either (i) the percentage increase in the consumer price index (“CPI”) or (ii) the greater of 10% or the percentage increase in the CPI. The Company, however, may not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 36% of the members have requested that their dues be frozen because of their age or disability. The Company estimates that approximately 46% of the campground members are senior citizens eligible to request that their dues be frozen. The Company is unable to estimate when or if a significant number of these members will request that their dues be frozen in the future.

Maintenance and Improvements. The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2002, the Company spent $5.7 million on major maintenance, repairs and capital improvements at the campgrounds and anticipates that it will spend an additional $5.2 million on such items in fiscal 2003. The Company may be required to spend greater amounts on such items in future years as the facilities age.

In addition to capital improvements at the campgrounds, during fiscal 2002, the Company spent approximately $3.6 million to upgrade its computer, communication and reservation systems. The Company anticipates spending an additional $1.5 million in fiscal 2003 to complete these improvements.

Resort Parks International. Members whose membership includes use of a Leisure Time or NACO campground may join a reciprocal program operated by Resort Parks International, Inc. (“RPI”), a wholly owned subsidiary of the Company. The RPI program offers members reciprocal use of approximately 280 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to the limitation that they cannot use an RPI facility located within 125 miles of their home facility. As of June 30, 2002, there were approximately 64,000 RPI members, of which approximately 42,000 were members of campgrounds not affiliated with the Company.

Campground Management. Thousand Trails Management Services, Inc. (“Trails Management”), a wholly owned subsidiary of the Company, manages 240 public campgrounds for the United States Forest Service and other entities containing a total of approximately 6,100 campsites. Pursuant to its management contracts, Trails Management incurs the expenses of operating the campgrounds and receives the related revenues, net of a fee paid to the U.S. Forest Service or other entity. These management contracts typically have five-year terms.

SEGMENT FINANCIAL INFORMATION

Segment financial information for the campground, reciprocal use and campground management operations is set forth in Note 16 to the consolidated financial statements included in Item 8.

ASSET SALES

During fiscal 2002, 2001 and 2000, the Company sold certain of its real estate assets and received proceeds of $1.6 million, $1.7 million and $74,000, respectively. In each of fiscal 2002 and 2001, the primary asset sold was a campground not related to the Company’s current campground operations. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale, the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future and other undeveloped, excess acreage associated with the campgrounds. The sale of campgrounds requires addressing the rights of members associated with such campgrounds. The impact of these rights is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales. In addition, although the Company has successfully sold assets during the past several years, no assurance exists that the Company will be able to locate a buyer for any of the remaining assets or that sales on acceptable terms can be effected.

CONTRACTS RECEIVABLE

The Company sells campground memberships on the installment basis creating contracts receivable. Interest accrues on the unpaid balance of the contracts receivable at fixed rates, which vary depending upon the size of the down payment and the length of the contract. The contracts receivable bear interest at rates ranging generally from 5% to 19.5%, with a weighted average stated interest rate of 14% as of June 30, 2002. Monthly installment payments range generally from $49 to $156 over the term of the contracts receivable, which can be up to 48 months. As of June 30, 2002, the Company’s portfolio of contracts receivable had an aggregate principal balance of $11.8 million and an average remaining term of 31 months.

The Company’s portfolio of contracts receivable increased by $1.9 million in fiscal 2002 and $2.2 million in fiscal 2001 due primarily to an increase in the number of financed sales, and by $4.3 million in fiscal 2000 due primarily to the acquisition of Leisure Time. During fiscal 2002 and 2001, the Company financed the sale of approximately 32% and 33%, respectively, of new campground memberships. The portfolio of contracts receivable may grow in the future if sales volume continues to increase and new members elect to finance their purchase; otherwise, the portfolio of contracts receivable will decline as collections are made.

At June 30, 2002, 95% of the campground members had paid for their memberships in full, compared with 96% at June 30, 2001.

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

The Company’s campgrounds are also subject to a variety of federal and state environmental statutes and regulations. Environmental issues may exist at some of the campgrounds concerning underground storage tanks, sewage treatment plants and septic systems and waste disposal. Management believes that these issues will not have a material adverse impact on the Company’s operations or financial position, as the Company has conducted environmental testing to identify and correct a number of these problems, and has removed substantially all underground storage tanks. The Company does not possess insurance or indemnification agreements with respect to any environmental liability that it may incur.

Most of the states in which the Company does business have laws regulating campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market. The Company is subject to changes, from time to time, in the application or interpretation of such laws that can affect its business or the rights of its members.

In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground to close the campground unless the members at the campground receive access to a comparable campground. In these states, members from campgrounds that have been closed by the Company were reassigned to other campgrounds located in the same general area as the closed campgrounds. The impact of the rights of members under these laws is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales.

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

COMPETITION

Based on an internally conducted analysis, the Company estimates that there are approximately 15,000 privately owned campgrounds in the United States today, of which approximately 500 are membership campgrounds. The balance of the campgrounds are generally open to the public and usually charge fees based on the length of stay. The 500 membership campgrounds have approximately 400,000 members, of which 112,000 are the Company’s members. This information was derived from a review of publicly available directories of campgrounds, including those of the Company’s competitors. During this analysis, the Company identified duplicative directory entries and compiled an estimate of the total number of campgrounds and members.

Several companies compete directly with the Company’s campground operations. For example, Resorts USA, Inc., which does business as Outdoor World, sells memberships to its system of 14 campgrounds, Travel America, Inc. sells memberships to its system of 38 campgrounds and Western Horizons RV Resorts, Inc. sells memberships to its system of 18 campgrounds. Other companies or individuals operate the balance of the membership campgrounds. The Company’s direct competitors generally offer their members reciprocal use of other campgrounds through affiliations, such as RPI, Coast to Coast Resorts or Resorts of Distinction.

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

The Company’s campground operations compete on the basis of location and the quality of facilities and services offered at the campgrounds. The Company believes it has a significant opportunity to compete for campers interested in higher quality facilities and a higher level of service than is typically available at public campgrounds or competing private campgrounds (see “Marketing”).

Trails Management competes directly with approximately five other companies in bidding for contracts to manage public campgrounds for the U.S. Forest Service and other entities. Trails Management currently has contracts to manage 240 of the approximately 3,000 campgrounds operated for the U.S. Forest Service and other entities by private companies. The contracts are awarded through a public bidding process, and the successful bidder is generally selected on the basis of price and past performance on other contracts.

RPI’s primary competitors are Coast to Coast Resorts and Resorts of Distinction. Coast to Coast Resorts, the largest reciprocal use system, has approximately 360 affiliated campgrounds and approximately 178,000 members. Resorts of Distinction, a reciprocal use system owned by its affiliated campgrounds, has approximately 50 affiliated campgrounds and approximately 25,000 members. Both RPI and Coast to Coast Resorts operate vacation clubs offering travel and lodging discounts and services to their members. RPI competes for affiliated campgrounds and members on the basis of the number, location and quality of the campgrounds in its reciprocal system.

EMPLOYEES

As of June 30, 2002, the Company had 852 full-time employees, 179 part-time employees and 1,362 seasonal employees. Due to the seasonal nature of the Company’s business, the Company has a greater number of employees during the summer months. The Company does not have any collective bargaining agreements with its employees and considers its relations with employees to be satisfactory.

Item 2. Properties

Offices. The Company leases office space at 3801 Parkwood Boulevard, Suite 100, Frisco, Texas 75034. NACO leases office space at 2325 Highway 90, Gautier, Mississippi 39553. RPI leases office space at 2901 Cherry Avenue, Signal Hill, California 90755.

Campgrounds. The Company currently operates 59 campgrounds in 17 states and British Columbia, Canada. The locations of these campgrounds are shown on the map on page 12. The amenities presently available at each campground are listed on the chart beginning on page 13. The Company owns 58 of these campgrounds and leases the LaConner campground and portions of the Lake Tawakoni and Snowflower campgrounds. The Company owns the campgrounds free and clear of any monetary liens or encumbrances. The Company has sold undivided interests to members at six of the campgrounds. Of the 59 campgrounds, 36 operate all year, 11 operate year-round but provide only limited services during the off-season, and 11 operate seasonally only. One campground is temporarily closed due to flood damage.

Thousand Trails, Inc.

CAMPGROUND RESORTS

w Thousand Trails

« NACO

© Leisure Time

British Columbia	California	Texas	North Carolina

w Cultus Lake	w Lake of the Springs	w Medina Lake	w Forest Lake

	w Morgan Hill	w Lake Conroe

Washington	w San Benito	w Colorado River	New Jersey

w LaConner	w Soledad Canyon	w Lake Whitney	« Chestnut Lakes

w Mount Vernon	w Idyllwild	w Lake Texoma

w Chehalis	w Pio Pico	w Lake Tawakoni	Mississippi

w Leavenworth	w Oakzanita Springs	« Bay Landing*	« Indian Point

« Birch Bay	w Palm Springs

« Little Diamond	« Lake Minden	Michigan	South Carolina

« Long Beach	« Russian River	w Saint Clair	« Carolina Landing*

© Thunderbird	« Snowflower

© Cascade	« Turtle Beach	Indiana	Tennessee

© Oceana	« Yosemite Lakes	w Horseshoe Lakes	« Natchez Trace*

© Crescent Bar	« Windsor	« Indian Lakes*	« Cherokee Landing*

© Paradise	« Rancho Oso

	« Wilderness Lakes	Ohio	Virginia

Oregon		w Wilmington	wLynchburg
w Bend	Nevada	w Kenissee Lake	w Chesapeake Bay

w Pacific City	w Las Vegas		« Virginia Landing*

« South Jetty		Pennsylvania

© Seaside	Arizona	w Hershey	Florida

© Whaler’s Rest	w Verde Valley		w Orlando

*	Some members of these six campgrounds own a deeded, undivided interest in campsites at their campground.

Campground
Facilities and					Family Center/
Amenities	Acreage	RV Sites	Tent Sites	Adult Lodge	Pavilion	Pool	Tennis Court	Athletic Court	Vehicle Storage

Thousand Trails

Bend	93	300	10	1	1	2	2	1	1

Chehalis	306	278		1	1	2	2	2	1

Chesapeake Bay	280	373	19	1	1	2	1	1	1

Colorado River	217	128		1	1	1	1	5	1

Cultus Lake	14	185	12	1	1	1	2	2	1

Forest Lake	305	294	12	1	1	2	2	1	1

Hershey	196	301		1	1	1	1	1	1

Horseshoe Lakes	202	118			1	1	2	1	1

Idyllwild	181	287	38	1	1	1		3	1

Kenisee Lake	179	110	18		1	1		1	1

LaConner	106	313		1	1			2	1

Lake Conroe	130	353		1	1	1	2	2	2

Lake Of The Springs	176	541	12	1	1	1	1	2	1

Lake Tawakoni	300	318	1	1	1	2		1	1

Lake Texoma	198	264	2	1	1	2		2	2

Lake Whitney	253	244	3	1	1	2	1	1	1

Las Vegas	11	217	2		1	1		2	1

Leavenworth	279	275		1	1	1	4	2	1

Lynchburg	150	223		1	1	1	2	6	1

Medina Lake	260	387		1	1	1		1	1

Morgan Hill	62	317	28	1	1	1	1	1	1

Mount Vernon	185	248	3	1	1	1		1	1

Oakzanita Springs	118	121	30	1	1	1		1	1

Orlando	269	697		1	1	2	2		1

Pacific City	105	305	1	1	1	1		2	1

Palm Springs	28	392		1	1	1		1	1

Pio Pico	182	453	12	1	1	2		5	3

San Benito	200	517	51	1	1	2		1	1

Soledad Canyon	230	809	9	1	1	2	2	3	1

Saint Clair	110	110	8	1	1	1			1

Verde Valley	300	333	6		2	1		1	2

Wilmington	109	125		1	1	1	1	2	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

Campground
Facilities and	Restrooms/	Trailers (Seasonal					Boat Launch/		Cabins/
Amenities	Showers	Availability)	Children’s Play Area	Trading Post	Miniature Golf	Spa	Marina	Laundry Facility	Lodging

Thousand Trails

Bend	6	17	2	1	1			1	7

Chehalis	8	9	1	1	1	1		1	1

Chesapeake Bay	4	18	3	1	1	1	1	1	18

Colorado River	2	8	2	1	1	1	1	1

Cultus Lake	4	4	2	1				1

Forest Lake	3		2	1	1	2		2	18

Hershey	3	24	2		1	1		2

Horseshoe Lakes	2	10	10		1			1

Idyllwild	6	28	3	1	1			3	2

Kenisee Lake	2	4	2		1	1		1

LaConner	6	13	3	1	1	1	1	1	17

Lake Conroe	5	23	1	1	1	1	1	2

Lake Of The Springs	12	36	3	1	1		1	1	6

Lake Tawakoni	5	19	2	1	1	2	1	1

Lake Texoma	6	5	2	1	1	2	1	1	18

Lake Whitney	5	14	2	1	1	1		1

Las Vegas	3	11	1	1		1		3

Leavenworth	8	4	2	1	1			2	8

Lynchburg	5	5	2	1	1	1		1

Medina Lake	4	34	3	1	1	1	1	1

Morgan Hill	7	23	3	1	1			1

Mount Vernon	6	6	2	1	1	1		1	3

Oakzanita Springs	2	11	3	1	1	1		1

Orlando	7	22	2	1	1	1	1	5	4

Pacific City	5	18	2	1	1			1	4

Palm Springs	4	19		1		1		3	5

Pio Pico	8	22	3	1	1	2		2

San Benito	7	24	4	1	1	1		1

Soledad Canyon	14	53	7	1	1	1		2

Saint Clair	3	13	2	1	1			1	2

Verde Valley	3	16	3	1	1	1		1

Wilmington	2	3	1	1	1	1		1

Campground
Facilities and					Family Center/
Amenities	Acreage	RV Sites	Tent Sites	Adult Lodge	Pavilion	Pool	Tennis Court	Athletic Court	Vehicle Storage

National American Corporation (NACO)

Bay Landing	305	257	30	1	2	1		1	1

Birch Bay	30	215	8	1	1	1

Carolina Landing	119	193	7		1	2	2	1	1

Cherokee Landing	55	294			1	1	1	1	1

Chestnut Lake	31	179		1	1	1			1

Indian Lakes	545	1202		1	1	1	2	1	1

Indian Point	11	157		1	1	2			1

Lake Minden	97	162	161		1			1	1

Little Diamond	200	541	100	1	4	1		1	1

Long Beach	17	120	20		1	1			1

Natchez Trace	623	521			1	2	1	1	1

Rancho Oso	310	118	50	1	1	2	1		1

Russian River	42	125	30		1

Snowflower	720	248	10		1	1		1	1

South Jetty	60	162	10	1	1	1			1

Turtle Beach	39	72							1

Virginia Landing	839	210		1	1	1			1

Wilderness Lakes	74	523	5	1	1	2	1	1	1

Windsor	17	95	25		1	1			1

Yosemite Lakes	387	379	131	1	1			1	1

Leisure Time Resorts

Cascade	20	164	24	1	1	3	1	2	1

Crescent Bar	24	110	15		1	1	1	1	1

Oceana	28	100			1

Paradise	60	208	149		2	3	1	1

Seaside	90	252			2	1	1	1	1

Thunderbird	35	98	27		1	3

Whaler’s Rest	23	179	4		2	1	1	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

Campground
Facilities and	Restrooms/	Trailers (Seasonal					Boat Launch/		Cabins/
Amenities	Showers	Availability)	Children’s Play Area	Trading Post	Miniature Golf	Spa	Marina	Laundry Facility	Lodging

National American Corporation (NACO)

Bay Landing	2		1	1	1	1	1	1	34

Birch Bay	3	11	1	1				1

Carolina Landing	4		1	1	1			1	18

Cherokee Landing	2		1	1	1			1	20

Chestnut Lake	1	10	1	1	1			1

Indian Lakes	4		3	1	1		1	3	54

Indian Point	2	3	1	1	1		1	1	16

Lake Minden	3	13	1	1				1

Little Diamond	5	4	3	1		2	1	1	1

Long Beach	2	6	2	1		1		1

Natchez Trace	4		3	1	1		1	2	58

Rancho Oso	3	23	1	1		1		2	15

Russian River	4	10	1	1				1

Snowflower	11	14						1	4

South Jetty	5	15	1	1		2		1	3

Turtle Beach	2		1	1			1	1

Virginia Landing	3		2	1	1		1	1	19

Wilderness Lakes	8	34	2	1	1	3		4

Windsor	1	7	1					1

Yosemite Lakes	8	16	1	1	1	1		2	44

Leisure Time Resorts

Cascade	2	14	1	1	1	1

Crescent Bar	1	9	1		2	1	1	1

Oceana	2	14	1

Paradise	2	32	1	1	1	1

Seaside	4	32	1	1				1

Thunderbird	2	4	1	1	1	1	1

Whaler’s Rest	3	16	1	1		1		1

Item 3. Legal Proceedings

The Company is involved in certain claims and litigation arising in the normal course of business. Management believes that the eventual outcome of these claims and litigation will not have a material adverse impact on the Company’s financial position, operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Trading. The Company’s common stock (the “Common Stock”) is publicly traded on the American Stock Exchange under the symbol TRV. Historically, the Common Stock has not traded every day and the trading volume has often been small. The following table sets forth, for the fiscal periods indicated, the high and low sales prices as reported on the American Stock Exchange.

	2002		2001

	High	Low	High	Low

First Quarter	6.300	5.240	4.875	4.500

Second Quarter	7.200	5.200	5.125	4.625

Third Quarter	10.990	6.600	6.100	4.800

Fourth Quarter	11.700	7.520	6.300	5.100

As of September 26, 2002, the Company’s Common Stock was held by 34 holders of record. Moreover, security position listings available to the Company listed approximately 425 beneficial holders of Common Stock.

Absence of Dividends. Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

Tender Offer. On May 30, 2002, the Company completed a tender offer and purchased 1,144,876 shares of Common Stock for $8.41 per share. The Company funded the repurchase with existing cash and short-term investments. The purchased shares are held as Treasury stock.

Item 6. Selected Financial Data

(dollars in thousands, except per share amounts and statistical data)

	For the year ended June 30,

	2002	2001	2000(1)	1999	1998

Statement of Operations Data

Total revenue	$89,185	$79,396	$70,771	$67,925	$75,509

Membership dues	39,856	40,080	37,495	36,455	37,330

Other campground revenue	18,505	17,849	16,731	15,585	14,204

Membership contracts originated	27,434	22,903	13,912	5,480	3,867

Membership sales revenue	16,616	9,540	5,564	3,959	3,227

Interest income	2,383	1,951	1,509	2,008	2,635

Interest expense and amortization	32	1,013	1,427	2,957	4,599

Income from operations before taxes	13,145	6,429	5,458	7,915	15,716

Net income	8,326	4,276	9,249	5,571	24,879

Dividends paid (2)	—	—	—	—	—

Dividends per common share (2)	—	—	—	—	—

Income per share – basic:

Net income	1.04	.52	1.16	.73	3.36

Weighted average number of shares	8,012	8,107	7,981	7,630	7,407

Income per share – diluted:

Net income	.97	.50	1.08	.66	2.96

Weighted average number of shares	8,585	8,598	8,594	8,475	8,398

Balance Sheet Data (at end of year):

Cash and cash equivalents	4,180	9,016	2,420	2,197	13,631

Marketable securities	5,343	—	—	—	—

Receivables, net	9,638	7,588	5,775	2,184	4,181

Campground properties	48,640	47,191	48,150	36,941	37,991

Properties at unrelated resorts	—	70	70	75	1,092

Total assets	92,240	83,949	74,515	56,804	74,262

PIK Notes, including deferred gain(3)	—	—	—	—	32,973

Borrowings under Credit Agreement(3)	—	—	9,614	10,887	—

Long-term debt(3)	—	—	7,043	8,787	32,973

Shareholders’ equity	20,663	22,435	18,109	9,648	2,754

Statistical Data (at end of year):

Number of operating campgrounds	59	59	63	53	53

Number of campsites	17,900	18,100	19,000	17,700	17,700

Number of members	112,000	117,000	119,000	106,000	111,000

Average annual dues per member	$369	$360	$355	$357	$351

Average cost per camper night	$20.41	$19.33	$18.72	$17.62	$18.23

(1)	The historical Selected Financial Data for fiscal 2000 includes the operating results of Leisure Time from December 16, 1999, the date of acquisition.

(2)	Since inception, the Company has not paid any dividends and, at the present time, it has no plans to pay dividends.

(3)	Long-term debt includes only the long-term portions of the 12% Senior Subordinated Pay-In-Kind Notes Due 2003 (“PIK Notes”) and the Credit Agreement with Foothill Capital Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows and business strategies, plans and conditions for periods after June 30, 2002. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows and business strategies, plans and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company’s operations described in this report.

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

Over the past decade, the Company’s membership base has been declining, although the Company has been successful in slowing the rate of this decline. In response to this attrition, the Company has downsized its business by closing and disposing of campgrounds and decreasing campground operating costs and general and administrative expenses. The Company intends to continue to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. At the same time, the Company has expanded its sales and marketing efforts with a view to stopping the membership decline. The Company has also acquired members through the purchase of Leisure Time, and it intends to explore the possible acquisition of additional members through the purchase of other membership campground organizations. However, at this time, the Company has not identified any realistic acquisition candidates. The Company believes that the ultimate size of its campground system and the amounts realized from future asset sales will depend principally upon the degree to which the Company can successfully implement this strategy.

Tender Offer. In April 2002, the Company made a tender offer to all of its stockholders for up to 1,500,000 shares of Common Stock at a purchase price of $8.41 per share, payable in cash. In June 2002, the Company purchased 1,144,876 shares of Common Stock, which represented all of the shares tendered, for a total purchase price of $9.6 million. The Company funded the stock repurchases with its existing cash and short-term investments. The purchased shares are held as Treasury stock.

Cash. On June 30, 2002, the Company had $4.2 million of cash and cash equivalents, a decrease of $4.8 million during fiscal 2002. The decrease resulted primarily from the Company’s decision to invest cash in marketable securities to increase the amount of interest earned on the invested funds.

During the year ended June 30, 2002, the Company’s operating activities provided $14.1 million of cash, its investing activities used $8.4 million of cash and its financing activities used $10.6 million of cash. The Company’s investing activities consisted of net purchases of $5.3 million of marketable securities, expenditures of $3.6 million to upgrade the Company’s computer, communication and reservation systems, and capital expenditures of $1.1 million at the campgrounds, partially offset by $1.6 million in proceeds from the sale of assets. The Company’s financing activities consisted primarily of $88,000 of proceeds from the exercise of employee stock options, payments of $10.6 million for the purchase of 1,277,376 shares of Common Stock, primarily in connection with the tender offer described above, and $78,000 in payments on notes payable, which are included in other liabilities in the accompanying financial statements.

With respect to the Company’s operating activities, for fiscal 2002, the principal sources of operating cash were $66.2 million from operations, $7.0 million in principal and interest collections on contracts receivable and invested cash and $2.7 million from sales of campground memberships. Principal uses of operating cash for fiscal 2002 were $43.5 million in operating expenses, $17.7 million in membership origination costs and marketing expenses, $11.7 million in administrative expenses (including general and administrative expenses and corporate member services costs), $2.3 million in insurance premiums and $2.8 million in income taxes.

During the year ended June 30, 2001, the Company’s operating activities provided $17.7 million of cash, its investing activities used $1.5 million of cash and its financing activities used $9.6 million of cash. During the year ended June 30, 2000, the Company’s operating activities provided $14.1 million of cash, its investing activities used $9.0 million of cash, and its financing activities used $4.9 million of cash. In fiscal 2001 and 2000, the Company’s material investing and financing activities related primarily to capital expenditures at the campgrounds, the acquisition of Leisure Time and repayment of debt.

The Company expects that its capital expenditures will be lower in fiscal 2003, compared with fiscal 2002, because the Company spent a total of $3.6 million in fiscal 2002 to upgrade its computer, communication and reservation systems. The Company anticipates spending $1.5 million in fiscal 2003 to complete these improvements.

During the year ended June 30, 2002 and through the date of this report, the Company had no outstanding borrowings under its Line of Credit with Union Bank. At its current level of operations, the Company believes its cash reserves will increase during fiscal 2003. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets and the other factors affecting the Company’s operations described in this report. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Contracts Receivable. As of June 30, 2002, the Company on a consolidated basis owned $11.8 million of contracts receivable related to the sale of campground memberships (see “Contracts Receivable” in Item 1).

Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts was 19% of gross contracts receivable at June 30, 2002, compared with 23% and 25% of gross contracts receivable at June 30, 2001 and 2000, respectively. The cancellation rate as a percentage of average contracts receivable was 6% for fiscal 2002, compared with 5% for fiscal 2001 and 2000. In fiscal 2002, the Company reduced the allowance for doubtful accounts on its contracts receivable by $400,000 because the Company experienced lower contract losses than anticipated. In fiscal 2000, the Company reduced the allowance for doubtful accounts by $435,000 on contracts receivable generated from membership sales at Thousand Trails and NACO campgrounds because the Company experienced lower contract losses than anticipated on these contracts. However, in fiscal 2000, the Company increased the allowance for doubtful accounts by $184,000 on contracts receivable generated from membership sales at Leisure Time’s campgrounds because the collection history for these contracts receivable was uncertain at that time.

The allowance for doubtful accounts is an estimate of the contracts receivable that will cancel in the future and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. In fiscal 2002, the Company’s cancellation rate was 6%, compared with 5% in fiscal 2001 and 2000, an increase the Company did not consider material. In contrast, the 5% cancellation rate in fiscal 2000 was a significant decrease from the 8% rate in fiscal 1999. As a result, in fiscal 2000, the Company reduced the allowance for doubtful accounts. In making this reduction, the Company applied the cancellation rate at year-end to the maturities of the then-outstanding portfolio and considered the uncertainties associated with its business. Using the same methodology and considering the same factors deemed relevant to the analysis, the Company reduced the allowance to 23% of the portfolio in fiscal 2001 and 19% in fiscal 2002. The reduction in fiscal 2002 reflects the continuing benefit of the lower cancellation rates.

The Company believes the allowance for doubtful accounts is adequate. However, the allowance and the rate at which the Company provides for future losses on its contracts receivable could be increased or decreased in the future based on the Company’s actual collection experience.

Change in Receivables
The net balance of contracts receivable increased by approximately $1.9 million during fiscal 2002, primarily as a result of an increase in financed sales, partially offset by $4.6 million in cash collections.

Campground Properties. The Company’s campground properties consist of land, buildings and other equipment used in administration and operations as well as assets held for sale. Campground properties increased by $1.5 million in fiscal 2002 due primarily to $4.7 million of capital expenditures, partially offset by the sale of one campground and $3.0 million of depreciation on property and equipment.

In fiscal 2001, the Company closed four campgrounds in connection with the consolidation of Leisure Time’s operations and reclassified $2.6 million from campground land and buildings and equipment to assets held for sale.

The Company makes annual capital and maintenance expenditures to maintain and improve the campgrounds. During fiscal 2002, the Company spent $5.7 million on major maintenance, repairs and improvements at the campgrounds. The Company anticipates that it will spend an additional $5.2 million on such items in fiscal 2003, which will be funded by existing cash and cash provided by operations. The Company may be required to spend greater amounts in future years as the facilities age.

During the periods presented, the Company also owned lot inventory, buildings and equipment and land held for sale at certain resorts not related to the campground operations. Over the past several years, the Company has sold substantially all of the assets it owns at these resorts.

At June 30, 2001, the Company had a recorded liability of $1.9 million for amounts necessary to complete improvements at a resort not related to the campground operations in accordance with disclosures made to lot purchasers at the resort pursuant to a registration with the U.S. Department of Housing and Urban Development (“HUD”). In fiscal 2002, the Company sold the remaining lots, roadways and related areas at the resort associated with such liability and withdrew its HUD registration. As a result, the Company reduced the $1.9 million liability for accrued construction costs to $500,000 and reclassified the remaining liability as a reserve for the contingent liability. The decrease in the liability was classified as a reduction of general and administrative expenses.

Other Assets. Other current assets increased by $2.1 million during fiscal 2002, due primarily to a $2.2 million increase in accounts receivable, partially offset by a $63,000 decrease in inventory. Accounts receivable increased primarily because, at June 30, 2002, the Company had not received the proceeds from an asset sale that closed during June 2002.

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

Credit Agreement with Foothill
Through the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under its Credit Agreement with Foothill Capital Corporation, and it terminated the Credit Agreement on June 30, 2001. During the periods presented, borrowings under this Credit Agreement accrued interest at prime plus .25% per annum, subject to a minimum interest rate of 7% per annum.

Deferred Revenues and Expenses. Deferred revenues of $59.2 million and $47.8 million at June 30, 2002 and 2001, respectively, include $15.4 million and $15.5 million, respectively, of membership dues collections relating to future periods, $41.4 million and $30.2 million, respectively, of campground membership sales revenues to be recognized in future periods, and $2.4 million and $2.2 million, respectively, of other deferred revenues related primarily to RPI’s and Trails Management’s operations, and deferred subscription revenue from the Company’s member magazine. Deferred membership selling expenses of $12.4 million and $8.9 million at June 30, 2002 and 2001, respectively, represent incremental direct selling costs to be recognized in future periods.

General Liability Insurance. From July 1, 1998 through June 30, 2002, the Company had insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance program covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated claims related to uninsured general liability risks based on actuarial estimates. At June 30, 2002 and 2001, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled $567,000 and $577,000, respectively.

The Company’s insurance renews on an annual basis, effective July 1 each year. On July 1, 2002, to reduce the impact of rising insurance costs, the Company obtained insurance covering general liability losses up to an annual limit of $27.0 million, which requires the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.8 million. With the revised insurance coverage, the Company expects to experience greater uninsured general liability losses in fiscal 2003 than it recorded in prior years.

Employee Health Insurance. The Company provides medical and dental benefits for its employees under employee benefit plans (collectively, the “Plans”) that are funded primarily through employer and employee contributions. The Company has purchased stop loss insurance that protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated uninsured claims of $558,000 and $709,000 at June 30, 2002 and 2001, respectively. This liability is based on actuarial estimates of amounts needed to fund expected uninsured claims, as well as premium payments and administrative costs of the Plans.

Workers’ Compensation Insurance. From July 1, 1998 through June 30, 2002, the Company had insurance covering workers’ compensation claims with no self-insured deductible. Prior to this date, the Company’s insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that were covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. In fiscal 2001, the Company increased its reserves for workers' compensation claims by $160,000 because the Company estimated that it would be required to pay additional amounts in future periods to cover claims not covered by the deposits originally made by the Company.

The Company’s insurance renews on an annual basis, effective July 1 each year. On July 1, 2002, to reduce the impact of rising insurance costs, the Company obtained insurance covering workers’ compensation claims which requires the Company to pay the first $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims that are covered by the amounts originally paid by the Company. With the revised insurance coverage, the Company expects to experience greater uninsured workers’ compensation claims in fiscal 2003 than it recorded in prior years.

Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board has issued SFAS No. 141 and SFAS No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting on a prospective basis. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 141 and SFAS No. 142 will not have a material effect on its results of operations or financial position in fiscal 2003.

The Financial Accounting Standards Board has also issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes. The Company believes the adoption of SFAS No. 144 on July 1, 2002 will not have a material effect on its results of operations or financial position.

Market Risk. Item 305 of Regulation S-K requires disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company has exposure to changing interest rates on its marketable securities, which consist of shares in a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. At June 30, 2002, the Company’s investment in marketable securities totaled $5.3 million. The Company does not have significant exposure to changing interest rates on invested cash because the Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. The interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months.

The Company had $11.8 million of contracts receivable at June 30, 2002, which have a weighted average stated interest rate of 14% and an average remaining term of 31 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rate on the contracts receivable are fixed.

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

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the years ended June 30, 2002, 2001 and 2000. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 8.

Net Income. The Company reported net income of $8.3 million or $.97 per diluted share on revenues of $88.8 million for the year ended June 30, 2002. This compares with net income of $4.3 million or $.50 per diluted share on revenues of $79.4 million for the year ended June 30, 2001, and net income of $9.2 million or $1.08 per diluted share on revenues of $70.8 million for the year ended June 30, 2000.

Income before taxes was $13.1 million for fiscal 2002, compared with $6.4 million for fiscal 2001, an increase of $6.8 million. The increase in the current period was due primarily to a $699,000 contribution from the Company’s sales operations in fiscal 2002, compared with a loss of $2.3 million in fiscal 2001, a net increase of $3.4 million. The Company’s interest expense also decreased $981,000 in fiscal 2002, compared with fiscal 2001, as a result of the repayment of borrowings under the Credit Agreement with Foothill. In addition, gains on asset sales increased $886,000 during fiscal 2002, compared with fiscal 2001, and general and administrative expenses decreased $934,000 in fiscal 2002, compared with fiscal 2001, primarily as a result of the non-recurring adjustments described below (see “General and Administrative Expenses”). Income before taxes was $5.5 million in fiscal 2000 and included a net deferred income tax benefit of $5.8 million, partially offset by a $1.4 million tax provision, resulting from the elimination of the valuation allowance for the Company’s net deferred tax assets.

The Company’s revenues increased by $9.4 million in fiscal 2002, compared with fiscal 2001, due primarily to increases in membership sales revenue, fees from campgrounds managed by Trails Management, the Company’s property management subsidiary, and asset sales. Membership sales revenue was higher because the Company sold a similar number of new memberships at a higher average sales price and a greater number of membership upgrades to its existing members. Increases in campground operating costs, selling and marketing expenses and Trails Management expenses during fiscal 2002 were partially offset by lower general and administrative costs and interest expense as discussed above.

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

The table on the following page shows separately the results of the campground operations, Trails Management’s operations and RPI’s operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the years ended June 30, 2002, 2001 and 2000.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)

	Year ended June 30,

	2002	2001	2000

Campground Operations

Membership dues	$39,856	$40,080	$37,495

Campground revenues	18,505	17,849	16,731

Cost of campground revenues	(7,958)	(8,793)	(8,095)

Operating expenses	(36,102)	(35,184)	(32,158)

Contribution from campground operations	14,301	13,952	13,973

Sales

Membership contracts originated	27,434	22,903	13,912

Change in deferred revenue	(11,218)	(13,363)	(8,348)

Membership sales revenue	16,216	9,540	5,564

Membership origination costs	(13,024)	(9,905)	(7,614)

Change in deferred origination costs	3,434	3,739	3,112

Marketing expenses	(5,927)	(5,650)	(4,026)

Contribution (loss) on sales	699	(2,276)	(2,964)

Trails Management

Revenues	4,419	3,082	2,508

Expenses	(4,482)	(3,332)	(2,545)

Loss from Trails Management	(63)	(250)	(37)

Resort Parks International

Revenues	3,584	3,713	3,706

Expenses	(1,729)	(1,820)	(1,844)

Contribution from RPI	1,855	1,893	1,862

Other income	2,442	2,616	2,880

Corporate member services	(1,378)	(1,233)	(1,333)

General and administrative expense	(8,842)	(9,776)	(9,634)

Other	97	168	374

	(7,681)	(8,225)	(7,713)

Income before interest income and expense, gain on asset sales and taxes	9,111	5,094	5,121

Interest income	2,383	1,951	1,509

Interest expense	(32)	(1,013)	(1,427)

Gain on asset sales	1,283	397	4

Reduction in allowance for doubtful accounts	400	—	251

Income before taxes	$13,145	$6,429	$5,458

Operating Income. For the year ended June 30, 2002, the Company’s contribution from operations was $9.1 million, compared with $5.1 million for the years ended June 30, 2001 and 2000. In fiscal 2002, the increase in operating income resulted primarily from increases in the contribution from the Company’s sales and campground operations and a decrease in general and administrative expenses. In fiscal 2001, operating income remained stable despite a decrease in the contributions from campground operations, Trails Management and other income, because of the decrease in the loss from the Company’s sales operations. For this purpose, the contribution from operations is defined as income before interest income and expense, gain on asset sales, reduction in the allowance for doubtful accounts, nonrecurring income and expenses and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s income before taxes for the historical periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

The operating results of Leisure Time are included in the operating results of the Company for the entire fiscal 2002 and 2001, compared with only six and one-half months (from December 16, 1999) for fiscal 2000.

Campground dues revenue was $39.9 million for the year ended June 30, 2002, compared with $40.1 million and $37.5 million for the years ended June 30, 2001 and 2000, respectively. Campground dues decreased by $224,000 in fiscal 2002 because the effect of the annual dues increase only partially offset the loss of campground members during the year. Campground dues increased by $2.6 million in fiscal 2001 due primarily to the addition of $4.7 million in dues paid by the members of Leisure Time, compared with $1.9 million in fiscal 2000, and the effect of the annual dues increase, partially offset by the loss of campground members during the year.

Other campground revenues were $18.5 million for the year ended June 30, 2002, compared with $17.8 million and $16.7 million for the years ended June 30, 2001 and 2000, respectively. The $656,000 (4%) increase in other campground revenues in fiscal 2002 resulted primarily from an increase in usage and extended stay fees, RV storage fees and merchandise sales. The $1.1 million (7%) increase in other campground revenues in fiscal 2001 resulted primarily from $860,000 of revenue from Leisure Time’s campgrounds, compared with $290,000 in fiscal 2000, and a greater emphasis on ancillary revenue at all campgrounds. The related expenses were $8.0 million, $8.8 million and $8.1 million for fiscal 2002, 2001 and 2000, respectively. The decline in related expenses in fiscal 2002 was due primarily to a decrease in the cost of operating the Company’s trailers, and lower maintenance and labor costs. The increase in related expenses in fiscal 2001 was due primarily to $379,000 in expenses related to Leisure Time’s campgrounds, compared with $176,000 in the prior year, and increases in the cost of labor and operating supplies.

Campground operating expenses were $36.1 million for the year ended June 30, 2002, compared with $35.2 million and $32.2 million for the years ended June 30, 2001 and 2000, respectively. The increase in campground operating expenses in fiscal 2002 was due primarily to increases in depreciation and the cost of utilities. The $3.0 million (9%) increase in campground operating expenses in fiscal 2001 was due in part to operating expenses of $3.4 million relating to Leisure

Time’s campgrounds, compared with $1.5 million in the prior year. The increase in fiscal 2001 was also due in part to a $693,000 (12%) increase in utility costs at the Company’s other campgrounds, principally in Southern California where such costs increased $379,000, which accounts for 55% of the total increase in utility costs. Labor costs at the Company’s other campgrounds increased $255,000 during fiscal 2001, primarily due to wage increases.

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

For the year ended June 30, 2002, the Company originated membership contracts of $27.4 million, compared with $22.9 million and $13.9 million for the years ended June 30, 2001 and 2000, respectively. In fiscal 2002, the Company sold approximately the same number of new memberships at a higher average price and a greater number of membership upgrades to its existing members, compared with the prior year. In fiscal 2001, the Company sold a greater number of new memberships at a higher average price and a greater number of membership upgrades to its existing members, compared with fiscal 2000.

In fiscal 2002, the Company originated 3,900 new membership contracts at an average price of $3,342, compared with 3,900 new membership contracts at an average price of $2,815, and 3,600 new membership contracts at an average price of $2,435 in fiscal 2001 and 2000, respectively. In fiscal 2002, the Company also originated 1,100 new membership contracts through sales agreements with other companies, compared with 700 and 100 contracts in fiscal 2001 and 2000, respectively.

The Company also originated 4,300 upgrade contracts in fiscal 2002, compared with 3,000 upgrade contracts in fiscal 2001 and 1,700 upgrade contracts in fiscal 2000. The average price of the membership upgrade was $2,995 in all three fiscal years. In February 2001, the Company began offering existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee. In fiscal 2002, the Company originated 730 contracts at an average price of $244, compared with 6,800 contracts at an average price of $235 in fiscal 2001. In April 2001, the Company began offering existing Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in 2,000 contracts at an average price of $337 and 300 contracts at an average price of $1,999 in fiscal 2002 and 2001, respectively.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate, net of any related allowances, on a straight-line basis over the expected life of the memberships sold. For the years ended June 30, 2002, 2001 and 2000, the Company recognized campground membership sales revenue of $16.2 million, $9.5 million and $5.6 million, respectively. Membership sales revenue includes revenues of $13.4 million, $7.2 million and $3.9 million, respectively, that were deferred in prior periods. Moreover, for fiscal 2002, 2001 and 2000, the Company deferred revenues of $24.5 million, $20.6 million and $12.3 million, respectively, which will be recognized in future periods. In fiscal 2002, the Company recognized $1.5 million in sales revenue related to Leisure Time, compared with $2.2 million and $619,000 in fiscal 2001 and 2000, respectively.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the years ended June 30, 2002, 2001 and 2000, the Company recognized selling expenses of $9.6 million, $6.2 million and $4.5 million, respectively. These amounts include expenses of $4.2 million, $2.1 million and $998,000, respectively, that were deferred in prior periods. Moreover, for fiscal 2002, 2001 and 2000, the Company deferred expenses of $7.7 million, $5.9 million and $4.1 million, respectively, which will be recognized in future periods. In fiscal 2002, the Company recognized selling and marketing expenses of $591,000 related to Leisure Time, compared with $983,000 and $865,000 in fiscal 2001 and 2000, respectively.

In fiscal 2002, sales revenues exceeded selling and marketing expenses by $699,000, compared with fiscal 2001 and 2000, when selling and marketing expenses exceeded sales revenues by $2.3 million and $3.0 million, respectively. During fiscal 2002, the percentage of revenue deferred from new membership sales decreased, compared with the prior years, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. In fiscal 2001 and 2000, selling and marketing expenses exceeded sale revenues primarily because the Company deferred more sales revenues than selling expenses.

The Company incurs significant selling and marketing expenses to originate new membership contracts, and the majority of these expenses must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a result, the Company generally incurs a loss from the sale of new membership contracts. In contrast, the Company incurs substantially less selling and marketing expenses to originate upgrade contracts, and these expenses (substantially all of which are sales commissions) are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold, as are the related sales revenue. As a result, the Company generally has a positive contribution from the sale of upgrade contracts, which offsets the loss from the sale of new membership contracts. Consequently, the Company expects that sales revenue will continue to exceed selling and marketing expenses in fiscal 2003, and until the positive impact from the sale of upgrade contracts decreases.

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

Trails Management. Trails Management, a wholly owned subsidiary of the Company, manages 240 public campgrounds for the U.S. Forest Service and other entities. For the year ended June 30, 2002, these operations produced a net loss of $63,000 on revenues of $4.4 million. This compares with a net loss of $250,000 on revenues of $3.1 million for the year ended June 30, 2001, and a net loss of $37,000 on revenues of $2.5 million for the year ended June 30, 2000. The increase in revenues in fiscal 2002 was due primarily to a full year’s revenue from new contracts entered into during the second quarter of fiscal 2001, which increased by 72 the number of campgrounds managed. The increase in revenues in fiscal 2001 was due primarily to higher usage of the campgrounds, in addition to the new contract entered into during the second quarter. However, increases in expenses, principally start up costs associated with the new contracts, labor and utilities, more than offset the increases in revenues, resulting in losses in the years presented. The Company is working to reduce these expenses and achieve a positive contribution from the operations of Trails Management.

Resort Parks International. RPI, a wholly owned subsidiary of the Company, charges its members a fee for a membership that entitles them to use any of the recreational facilities participating in RPI’s reciprocal use system, subject to certain limitations. For the year ended June 30, 2002, RPI’s operations produced a net contribution of $1.9 million on revenues of $3.6 million, compared with a net contribution of $1.9 million on revenues of $3.7 million for the years ended June 30, 2001 and 2000.

In fiscal 2002, total revenues decreased primarily as a result of decreases in new membership sales and membership renewals, which were partially offset by increases in revenue from the sale of directories. At the same time, communication and marketing expenses decreased, partially offsetting the decrease in revenues, and keeping net income constant between fiscal 2002 and 2001. In fiscal 2001, revenue from new membership sales and the sale of directories increased, compared with the prior year, but these increases were offset by decreases in revenue from membership renewals, while expenses remained constant between fiscal 2001 and 2000.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written–off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged to members for making more than five operator-assisted reservations in a given year and fees received from third parties for billing and collection services.

Other income was $2.4 million for the year ended June 30, 2002, compared with $2.6 million for the year ended June 30, 2001, and $2.9 million for the year ended June 30, 2000. The decrease in other income in fiscal 2002 was due primarily to a $154,000 decrease in the collection of written–off contracts and delinquent dues, partially offset by an increase in subscription revenue from the Company’s member magazine. The decrease in other income in fiscal 2001 was due primarily to a $312,000 decrease in fees received from third parties for billing and collection services after a primary customer terminated its contract with the Company in September 2000, and a $408,000 decrease in other miscellaneous income, which in fiscal 2000 included $183,000 from the settlement of a property insurance claim. These decreases were partially offset by an increase in the collection of delinquent dues. Leisure Time contributed $193,000 in other income in fiscal 2002, compared with $248,000 and $86,000 in fiscal 2001 and 2000, respectively.

General and Administrative Expenses. General and administrative expenses were $9.0 million for the year ended June 30, 2002, compared with $9.8 million for the year ended June 30, 2001, and $9.6 million for the year ended June 30, 2000. In fiscal 2002, general and administrative expenses decreased by $934,000, compared with fiscal 2001, due primarily to several non-recurring adjustments, and despite increases in labor costs, computer software maintenance costs and credit card discount fees. Without the non-recurring adjustments, general and administrative expenses would have been approximately $500,000 higher in fiscal 2002 than the previous year.

In fiscal 2002, the Company reduced a $1.9 million liability for accrued construction costs at a resort not related to the campground operations to $500,000 and reclassified the remaining liability as a reserve for the contingent liability. The decrease in the liability was classified as a reduction of general and administrative expenses (see “Liquidity and Capital Resources – Campground Properties”). In addition, in fiscal 2002, the Company reduced by $376,000 a liability established in prior years for benefits payable under a retirement plan because the Company determined that the liability exceeded the estimated future payments. The decrease in the liability was classified as a reduction of general and administrative expenses. In fiscal 2002, the Company also expensed $500,000 of software implementation costs which did not qualify for capitalization under Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Because of these non-recurring adjustments in fiscal 2002, the Company expects general and administrative expenses to increase in fiscal 2003 to a level higher than the prior two years.

In fiscal 2001, general and administrative expenses increased, compared with fiscal 2000, due primarily to increases in labor costs and credit card processing fees, partially offset by decreases in third-party legal fees. General and administrative expenses directly related to Leisure Time were $48,000 in fiscal 2002, compared with $127,000 and $268,000 in fiscal 2001 and 2000, respectively.

General and administrative expenses include costs related to collecting the contracts receivable and membership dues of $2.1 million, $2.3 million and $2.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. In fiscal 2002, these collection costs decreased as a result of decreases in labor costs and maintenance and communications expenses. In fiscal 2000, these collection costs were reduced by $98,000 as a result of the amortization of the allowance for collection costs related to the contracts receivable. This allowance was fully amortized at June 30, 2000. Collection costs related to Leisure Time’s contracts receivable were $252,000 in fiscal 2002, compared with $287,000 and $139,000 in fiscal 2001 and 2000, respectively.

The Company’s insurance renews on an annual basis, effective July 1 each year. On July 1, 2002, to reduce the impact of rising insurance costs, the Company obtained insurance covering general liability losses, auto liability losses and workers’ compensation claims which requires the Company to pay the first $250,000 per occurrence. With the revised insurance program, the Company expects to experience greater uninsured general liability losses, auto liability losses and workers’ compensation claims in fiscal 2003 than it recorded in prior years.

Corporate Member Services. Corporate member services include the reservation and member support services, as well as the costs incurred to produce the Company’s member magazine. These costs were $1.4 million for the year ended June 30, 2002, compared with $1.2 million for the year ended June 30, 2001, and $1.3 million for the year ended June 30, 2000. The increase in expenses in fiscal 2002 was due primarily to higher labor costs, partially offset by a decrease in communication expenses. The decrease in expenses in fiscal 2001 was due primarily to a decrease in labor and communications expenses, partially offset by an increase in production and postage costs for the Company’s member magazine.

Interest Income and Expense. Interest income increased to $2.4 million for the year ended June 30, 2002, compared with $2.0 million for the year ended June 30, 2001, and $1.5 million for the year ended June 30, 2000. The increases in fiscal 2002 and 2001 were due primarily to increases in interest earned on the Company’s growing portfolio of contracts receivable and invested cash. Interest income for fiscal 2000 includes amortization of the interest discount and valuation allowances related to the contracts receivable of $229,000. The interest discount and valuation allowances were fully amortized at June 30, 2000. The Company’s portfolio of contracts receivable increased with the acquisition of Leisure Time, and has continued to grow as a result of the increase in membership sales, approximately 32% of which were sold on an installment basis in fiscal 2002. The Company expects the interest earned on its portfolio of contracts receivable and invested cash to increase in fiscal 2003, compared with historical levels, as the portfolio continues to grow and the Company accumulates cash.

Interest expense decreased to $32,000 for the year ended June 30, 2002, from $1.0 million for the year ended June 30, 2001, and $1.4 million for the year ended June 30, 2000. The decreases in interest expense in fiscal 2002 and 2001 were due primarily to repayments, in March 2001, of the Company’s borrowings under its Credit Agreement with Foothill. Interest expense for fiscal 2001 includes a $150,000 fee resulting from early termination of the Company’s Credit Agreement with Foothill.

The Company reduced its outstanding debt by $9.6 million during fiscal 2001, and by $1.3 million during fiscal 2000. At June 30, 2002, the Company had no outstanding borrowings. Interest expense is expected to remain minimal in the future as the Company funds its day-to-day activities with cash from operations.

Gains on Asset Sales. During the years ended June 30, 2002, 2001 and 2000, the Company sold certain of its real estate assets and recognized related gains of $1.3 million, $397,000 and $4,000, respectively. In fiscal 2002, the Company sold a campground not related to its current operations for proceeds of $1.4 million, and recorded a gain of $1.1 million on the sale. In fiscal 2001, the Company sold a campground not related to its current operations for proceeds of $1.4 million, and recorded a gain of $250,000 on the sale. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale, the campgrounds that were closed following the acquisition of Leisure Time, any campgrounds that are closed in the future and other undeveloped, excess acreage associated with the campgrounds.

Reduction in the Allowance for Doubtful Accounts. In fiscal 2002 and 2000, the Company reduced the allowance for doubtful accounts on the contracts receivable by $400,000 and $251,000, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years (see “Liquidity and Capital Resources – Contracts Receivable”).

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

The Company’s current provision for income taxes was $3.1 million, $891,000 and $621,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The provisions include amounts for regular federal corporation income tax and alternative minimum tax as well as state income taxes in the various states where the Company conducts its business. For the years ended June 30, 2001 and 2000, with the exception of the alternative minimum tax amounts, the Company did not have federal income taxes payable on a consolidated basis due to its NOLs, which totaled $7.9 million at June 30, 2001. For the year ended June 30, 2002, the NOL carryfoward was fully utilized and regular corporate income tax was paid on the excess taxable income. Prior to net operating loss deductions, the Company had taxable income of $15.8 million in fiscal 2002, $13.0 million in fiscal 2001 and $7.0 million in fiscal 2000.

The tax provisions for the years ended June 30, 2002 and 2001 also include a net deferred tax provision of $1.7 million and $1.3 million, respectively. The tax provision for the year ended June 30, 2000 includes a $5.8 million deferred income tax benefit resulting from the reversal of the valuation allowance for the Company’s net deferred tax assets and a net deferred tax provision of $1.4 million. The reversal of the valuation allowance had no effect on income tax payments, but did result in higher tax provisions in fiscal 2001 and 2002 when the related deferred tax assets were realized. The Company eliminated the valuation allowance in fiscal 2000 because it expected to generate sufficient taxable income during the carryforward period to realize the net deferred tax assets. In fiscal 2001 and 2002, the Company generated sufficient taxable income to fully realize these tax benefits.

Inflation. During the past three fiscal years, the Company’s results have not been affected materially by inflation. However, should the rate of inflation increase in the future, or should utility costs or insurance related costs increase significantly, the Company’s expenses are likely to increase at a greater rate than it can increase the annual dues paid by campground members because the Company can not increase the dues on existing contracts of senior citizens and disabled members who notify the Company of their age or disability and request that their dues be frozen. At the present time, approximately 36% of the members have requested that their dues be frozen because of their age or disability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently have any derivative financial instruments, which include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. However, the Company does have other financial instruments containing market risk. Management believes that the market risk associated with the Company’s financial instruments as of June 30, 2002 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Market Risk” and “Interest Rate Sensitivity.”

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements Index

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes hereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Thousand Trails, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Thousand Trails, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Thousand Trails, Inc. and Subsidiaries as of June 30, 2001 and for each of the two years in the period ended June 30, 2001, were audited by other auditors who ceased operations and whose report dated September 5, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thousand Trails, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
September 5, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Thousand Trails, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Thousand Trails, Inc. and Subsidiaries referred to in our report dated September 5, 2002, which is included in Part IV of this Form 10-K, we have also audited Schedule II for the period ended June 30, 2002. The periods ended June 30, 2001 and 2000 were audited by other auditors who ceased operations and whose report dated September 5, 2001, expressed an unqualified opinion on this schedule. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
September 5, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Thousand Trails, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

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

/s/ Arthur Andersen LLP

Dallas, Texas,
September 5, 2001

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30,

Assets	2002	2001

Current Assets

Cash and cash equivalents	$4,180	$9,016

Marketable securities – available for sale	5,343	—

Current portion of receivables, net of allowance of $1.0 million	1,230	2,096

Current portion of deferred membership origination costs	5,013	2,886

Current portion of net deferred tax assets	6,106	6,885

Inventories	1,158	1,221

Other current assets	2,889	765

Total Current Assets	25,919	22,869

Restricted cash	646	646

Receivables, net of allowances of $1.6 million and $1.3 million, respectively	8,408	5,492

Campground land	20,696	20,696

Buildings and equipment, net of accumulated depreciation of $24.5 million and $21.8 million, respectively	22,781	21,256

Assets held for sale	5,402	5,600

Deferred membership origination costs, less current portion	7,337	6,030

Net deferred tax assets	296	995

Other assets	755	365

Total Assets	$92,240	$83,949

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable	$2,665	$2,775

Other accrued liabilities	8,108	8,021

Accrued construction cost	—	1,888

Current portion of deferred revenue	34,212	27,668

Total Current Liabilities	44,985	40,352

Deferred revenue, less current portion	24,984	20,158

Other liabilities	1,608	1,004

Total Liabilities	71,577	61,514

Commitments and Contingencies Shareholders’ Equity

Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding Common stock, $.01 par value, 15,000,000 shares authorized, 8,401,697 and 8,373,828 shares issued and outstanding, respectively	84	84

Additional paid-in capital	22,596	22,112

Retained earnings	9,688	1,362

Accumulated other comprehensive loss	(132)	(141)

Treasury stock, 1,484,081 and 206,705 shares, respectively	(11,573)	(982)

Total Shareholders’ Equity	20,663	22,435

Total Liabilities and Shareholders’ Equity	$92,240	$83,949

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)

	For the years ended June 30,

	2002	2001	2000

Revenues

Membership contracts originated	$27,434	$22,903	$13,912

Increase in deferred revenue	(11,218)	(13,363)	(8,348)

Membership sales revenue	16,216	9,540	5,564

Membership dues	39,856	40,080	37,495

Other campground revenue	18,505	17,849	16,731

Trails Management revenue	4,419	3,082	2,508

RPI membership fees	3,584	3,713	3,706

Interest income	2,383	1,951	1,509

Gain on asset sales	1,283	397	4

Other income	2,539	2,784	3,254

Total Revenues	88,785	79,396	70,771

Expenses

Campground operating expenses	44,060	43,977	40,253

Membership origination costs	13,024	9,905	7,614

Change in deferred origination costs	(3,434)	(3,739)	(3,112)

Marketing expenses	5,927	5,650	4,026

Trails Management expenses	4,482	3,332	2,545

RPI membership expenses	1,729	1,820	1,844

Corporate member services	1,378	1,233	1,333

Interest expense and amortization	32	1,013	1,427

General and administrative expenses	8,842	9,776	9,634

Reduction in allowance for doubtful accounts	(400)	—	(251)

Total Expenses	75,640	72,967	65,313

Income Before Income Taxes	13,145	6,429	5,458

Income Taxes —

Income tax provision – current	(3,102)	(891)	(621)

Income tax (provision) benefit – deferred	(1,717)	(1,262)	4,412

Net Income	$8,326	$4,276	$9,249

Net Income per Share — Basic	$1.04	$.52	$1.16

Net Income per Share — Diluted	$.97	$.50	$1.08

Shares Used to Calculate Net Income Per Share:

Basic	8,012	8,107	7,981

Diluted	8,585	8,598	8,594

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Common Stock			Retained	Accumulated
			Additional	Earnings	Other
	Number of		Paid-In	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Loss	Stock	Total

Balance, July 1, 1999	8,096,128	$81	$21,883	($12,163)	($139)	($14)	$9,648
Issuance of common shares	74,364	1	61	—	—		62
Purchase of treasury stock	(189,900)	—	—	—	—	(852)	(852)
Other comprehensive income	—	—	—	—	2	—	2
Net income	—	—	—	9,249	—	—	9,249
Comprehensive income	—	—	—	—	—	—	9,251

Balance, June 30, 2000	7,980,592	82	21,944	(2,914)	(137)	(866)	18,109
Issuance of common shares	210,031	2	168	—	—	—	170
Purchase of treasury stock	(23,500)	—	—	—	—	(116)	(116)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Net income	—	—	—	4,276	—	—	4,276
Comprehensive income	—	—	—	—	—	—	4,272

Balance, June 30, 2001	8,167,123	84	22,112	1,362	(141)	(982)	22,435
Issuance of common shares	27,869	—	88	—	—	—	88
Purchase of treasury stock	(1,277,376)	—	—	—	—	(10,591)	(10,591)
Tax benefit of stock options exercised	—	—	396	—	—	—	396
Other comprehensive income	—	—	—	—	9	—	9
Net income	—	—	—	8,326	—	—	8,326
Comprehensive income	—	—	—	—	—	—	8,335

Balance, June 30, 2002	6,917,616	$84	$22,596	$9,688	($132)	($11,573)	$20,663

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the years ended June 30,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Collections of principal on receivables	$4,605	$4,508	$3,562

Interest received	2,383	1,951	1,387

Interest paid	(32)	(1,013)	(1,427)

General and administrative and corporate member services costs	(11,711)	(11,631)	(11,640)

Cash collected from operations, including deferred revenue	66,239	69,761	65,502

Cash from sales of memberships	18,577	15,902	10,747

Expenditures for campground operations	(43,510)	(44,338)	(41,387)

Expenditures for sales and marketing	(17,714)	(14,430)	(10,661)

Expenditures for insurance premiums	(2,267)	(3,013)	(2,083)

Payment of income taxes	(2,836)	(622)	(212)

Tax benefit of stock option deduction	396	—	—

Other, net	—	674	265

Net cash provided by operating activities	14,130	17,749	14,053

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,653)	(3,253)	(1,322)

Acquisition of Leisure Time	—	—	(7,727)

Net purchase of marketable securities	(5,343)	—	—

Proceeds from asset sales	1,611	1,738	74

Net cash used in investing activities	(8,385)	(1,515)	(8,975)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayments under Credit Agreement	—	(9,614)	(1,273)

Payment of notes	(78)	(78)	(2,792)

Purchase of treasury stock	(10,591)	(116)	(852)

Issuance of common stock	88	170	62

Net cash used in financing activities	(10,581)	(9,638)	(4,855)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,836)	6,596	223

CASH AND CASH EQUIVALENTS

Beginning of period	9,016	2,420	2,197

End of period	$4,180	$9,016	$2,420

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	For the years ended June 30,

	2002	2001	2000

Reconciliation of net income to net cash provided by operating activities:

Net Income	$8,326	$4,276	$9,249

Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation	2,997	2,703	2,662

Bad debt provision	967	933	904

Amortization of interest yield, collection costs and valuation allowance	—	—	(229)

Increase in deferred sales revenue	11,218	13,364	8,348

Increase in deferred membership origination costs	(3,433)	(3,739)	(3,112)

Gain on asset sales	(1,282)	(397)	(3)

Reduction of bad debt allowance, net	(400)	—	(251)

Reduction of deferred tax valuation allowance	—	—	(5,807)

Increase in deferred income tax provision	1,478	1,262	1,394

Decrease in restricted cash	—	674	265

Increase in receivables	(2,617)	(2,745)	(1,283)

(Increase) decrease in other assets	(2,451)	(13)	2,182

Increase (decrease) in accounts payable	(110)	871	(194)

Decrease in accrued interest	—	(103)	(7)

Increase (decrease) in other liabilities	(968)	668	(66)

Other, net	405	(5)	1

Total adjustments	5,804	13,473	4,804

Net cash provided by operating activities	$14,130	$17,749	$14,053

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 59 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 280 recreational facilities and manages 240 public campgrounds for the U.S. Forest Service and other entities. Operating revenues consist primarily of membership sales, membership dues received from campground members, fee revenue from members of the reciprocal use program, management fees from the campground management operations and guest fees and revenues received from the campground and other operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company sells campground memberships pursuant to membership contracts that give purchasers the right to use one or more of the Company’s campgrounds, but do not convey a deeded interest in the campgrounds. A membership requires the payment of an upfront membership fee and permits the member’s family to use one or more of the Company’s campgrounds for an initial period, subject to renewal each year upon payment of annual dues. Upfront membership fees are deferred and recognized on a straight-line basis over the expected lives of the memberships, which range from four to seven years. Costs directly related to the sale of such memberships are deferred and recognized as selling expenses on a straight-line basis over the expected lives of the memberships.

The Company offers financing on campground memberships for a period of up to 48 months with a down payment of at least $495, regardless of sales price. However, during the periods presented, the majority of the Company’s campground memberships were not financed for more than three years.

Until 1990, the Company also sold campground memberships that gave purchasers an undivided fractional interest in one of six campgrounds. In addition, in prior years, the Company sold residential lots at certain resorts not related to the campground operations. Sales revenue from the sale of lots and campground memberships that convey a deeded interest in real estate is recognized upon execution of a sales contract and receipt of a down payment of at least 10% of the sales price.

The annual dues paid by campground members are used to fund the Company’s operating expenses, including corporate expenses and the maintenance and operation of the campgrounds. Annual dues are deferred and recognized as revenue ratably over the period services are provided.

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

RPI offers its members reciprocal use of approximately 280 participating recreational facilities. Members of these participating facilities pay a fee to RPI that entitles them to use any of the participating facilities, subject to certain limitations. RPI provides the member a directory of participating facilities and a membership card. Participating facilities allow RPI members access for an additional fee, which is not shared with RPI. RPI membership fees are recognized as revenue when the directory and membership card are sent to the member. Fees paid in advance for multiple-year memberships are deferred as unearned revenue.

Cash and Cash Equivalents

The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities, which are classified as available for sale, consist of shares of a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. Unrealized gains and losses are included in other comprehensive income.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful contracts receivable. The allowance is based on management’s estimate of contract cancellations considering the Company’s historical cancellation rates as well as other factors deemed relevant to the analysis. The allowance is reviewed on a periodic basis with changes in management’s estimates recognized in the period known. The Company presently believes that the allowance for doubtful accounts is adequate. However, if cancellations occur at a different rate than is presently anticipated, it may be necessary for the Company to revise its estimates and increase or decrease the allowance, which would affect the Company’s operating results and financial condition.

Campground Land and Assets Held for Sale

Campground land and assets held for sale are recorded at the lower of cost or estimated net realizable value. The Company classifies assets as held for sale at the time a determination is made to dispose of the campground, the related land and other fixed assets. Assets held for sale are no longer depreciated.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at date of grant over the exercise price.

Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares outstanding. The Company computes diluted earnings per share based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair market value.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 141, “Business Combinations,” which supercedes Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting on a prospective basis. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only method. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 141 and SFAS No. 142 will not have a material effect on its results of operations or financial position in fiscal 2003.

The Financial Accounting Standards Board has also issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes. The Company believes the adoption of SFAS No. 144 on July 1, 2002 will not have a material effect on its results of operations or financial position.

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

Leisure Time currently owns and operates seven membership campgrounds in Washington and Oregon serving approximately 13,000 members. The Company closed three Leisure Time campgrounds in February 2001. Leisure Time operates a separate system of campgrounds from the Company’s other membership-based campground systems.

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

Currently, the Company’s items of other comprehensive income consist of its foreign currency translation and unrealized gains on marketable securities held as available for sale. The Company translates the balance sheet of its Canadian subsidiary into U.S. dollars at exchange rates in effect at the balance sheet date. Profit and loss accounts are translated monthly at exchange rates in effect at that time. At June 30, 2002 and 2001, the Company’s foreign currency translation was $142,000 and $141,000, respectively. Unrealized gains on marketable securities are calculated as the difference between the carrying amount and the fair market value of the Company’s marketable securities. At June 30, 2002, the Company’s unrealized gains on marketable securities totaled $10,000. The Company did not have marketable securities available for sale at June 30, 2001.

The following table provides statements of comprehensive income for the years ended June 30, 2002 and 2001 (dollars in thousands):

	For the year ended June 30,

	2002	2001

Net Income	$8,326	$4,276

Other Comprehensive Income:

Foreign Currency Translation Adjustment	(1)	(4)

Unrealized Gain on Marketable Securities	10	—

Comprehensive Income	$8,335	$4,272

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the years ended June 30, 2002, 2001 and 2000, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the year ended June 30,

	2002	2001	2000

Net Income	$8,326	$4,276	$9,249

Weighted Average Number of Shares – Basic	8,012	8,107	7,981

Dilutive Options	573	491	613

Weighted Average Number of Shares – Diluted	8,585	8,598	8,594

Net Income Per Share – Basic	$1.04	$.52	$1.16

Net Income Per Share – Diluted	$.97	$.50	$1.08

NOTE 6 — RECEIVABLES

Contracts Receivable

The components of contracts receivable as of June 30, 2002 and 2001, are summarized as follows (dollars in thousands):

	June 30,

	2002	2001

Contracts receivable

Memberships/undivided interests	$11,747	$9,803

Lots	—	9

	11,747	9,812

Allowance for doubtful accounts	(2,188)	(2,289)

	9,559	7,523

Interest receivable	79	65

	$9,638	$7,588

Contracts Receivable

Contracts receivable bear interest at rates ranging generally from 5% to 19.5%, with a weighted average stated rate of 14% at June 30, 2002 and 2001.

At June 30, 2002, scheduled future receipts on contracts receivable are as follows (dollars in thousands):

Memberships and
Undivided Interests

2003	$2,063

2004	3,907

2005	3,446

2006	1,838

2007	470

Thereafter	102

Total	$11,826

The largest percentage of campground members (approximately 32%) reside in California and, as of June 30, 2002, contracts receivable from members who purchased memberships in California totaled approximately $4.4 million. A large percentage of members (approximately 27%) also reside in Washington and Oregon and, as of June 30, 2002, contracts receivable from members who purchased memberships in Washington and Oregon totaled $2.8 million and $1.1 million, respectively.

Allowance for Doubtful Accounts

In fiscal 2002 and 2000, the Company reduced the allowance for doubtful accounts on the contracts receivable by $400,000 and $251,000, respectively. These adjustments were made because the Company experienced lower contract losses than anticipated in these years.

The allowance for doubtful accounts is an estimate of anticipated losses and is determined based on historical cancellation rates and other factors deemed relevant to the analysis. The Company believes the allowance is adequate. However, the allowance and the rate at which the Company provides for losses on its contracts receivable could be increased or decreased in the future based on the Company’s actual collection experience.

Allowance for Interest Discount

Amortization of the allowance for interest discount totaled $98,000 for the year ended June 30, 2000, which increased interest income. This allowance was fully amortized at June 30, 2000.

Allowance for Collection Costs

Amortization of the allowance for collection costs totaled $98,000 for the year ended June 30, 2000, which decreased general and administrative expense. This allowance was fully amortized at June 30, 2000.

Valuation Allowance

Amortization of the valuation allowance totaled $33,000 for the year ended June 30, 2000, which increased interest income. This allowance was fully amortized at June 30, 2000.

NOTE 7 — CAMPGROUND PROPERTIES

Campground properties consisted of the following as of June 30, 2002 and 2001 (dollars in thousands):

	June 30,

	2002	2001

Assets held for sale	$5,402	$5,530

Campground land at campgrounds where right-to-use memberships are sold	18,603	18,603

Campground land at campgrounds where undivided interests were sold	2,093	2,093

Property and equipment	46,035	41,344

Construction in progress	684	1,194

Accumulated depreciation	(24,177)	(21,573)

	$48,640	$47,191

NOTE 8 — DEFERRED REVENUE AND MEMBERSHIP ORIGINATION COSTS

Deferred revenue was comprised of the following as of June 30, 2002 and 2001 (dollars in thousands):

	June 30,

	2002	2001

Campground membership sales	$41,393	$30,175

Campground membership dues	15,436	15,466

Other	2,367	2,185

	$59,196	$47,826

Components of the change in deferred membership origination costs and deferred membership sales revenue are as follows (dollars in thousands):

	For the years ended June 30,

	2002	2001	2000

Deferred membership origination costs, beginning of year	$8,916	$5,177	$2,065

Deferred	7,656	5,880	4,110

Recognized	(4,222)	(2,141)	(998)

Increase in deferral	3,434	3,739	3,112

Deferred membership origination costs, end of year	12,350	8,916	$5,177

Deferred membership sales revenue, beginning of year	30,175	16,812	$8,464

Membership contracts originated	27,434	22,903	13,912

Less provision for doubtful accounts	(967)	(781)	(709)

Membership contracts originated, net	26,467	22,122	13,203

Membership revenue recognized	(15,249)	(8,759)	(4,855)

Increase in deferral	11,218	13,363	8,348

Deferred membership sales revenue, end of year	$41,393	$30,175	$16,812

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

Credit Agreement with Foothill

Through the normal course of operations, in March 2001, the Company repaid all outstanding borrowings under the Credit Agreement (as amended, the “Credit Agreement”) between the Company and Foothill Capital Corporation (“Foothill”), and it terminated the Credit Agreement on June 30, 2001. During the periods presented, borrowings under the Credit Agreement accrued interest at prime plus ..25% per annum, subject to a minimum interest rate of 7% per annum.

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

The differences, expressed as a percentage of pretax income, between statutory and effective federal income tax rates are as follows:

	For the years ended June 30,

	2002	2001	2000

Federal statutory tax rate	34.0%	34.0%	34.0%

Provision for state income taxes	2.4	1.1	5.3

Other	.3	(1.6)	(2.2)

Change in deferred tax valuation	—	—	(106.5)

	36.7%	33.5%	(69.4%)

At June 30, 2002, the Company had fully utilized all net operating tax loss carryforwards (“NOLs”) originating in prior years. At June 30, 2002, the Company had an alternative minimum tax credit carryforward of approximately $1.7 million available to offset regular corporate income tax in excess of the alternative minimum tax in future years.

The components of deferred income taxes as of June 30, 2002 and 2001, were as follows (dollars in thousands):

	2002	2001

Deferred Tax Assets – Federal

Net operating loss carryforwards (NOLs)	$0	$2,675

Membership sales	9,874	7,228

Alternative minimum tax credit carryover	1,692	1,868

Accrued liabilities	1,179	1,719

Restructuring costs	1,338	1,338

Deferred revenue	455	450

Receivables	841	842

Other	181	235

	15,560	16,355

Deferred Tax Liabilities – Federal

Property basis differences	(6,268)	(6,032)

Installment Sales	(3,355)	(2,603)

	(9,623)	(8,635)

Deferred Tax Asset – State	465	160

Net deferred tax assets	$6,402	$7,880

The Company periodically assesses the realizability of its deferred tax assets and considers whether it is more likely than not that the tax benefits will be realized. At June 30, 2000, the Company reversed the remaining valuation allowance because management believed it was more likely than not that the Company would generate sufficient taxable income during the carryforward period to realize the net deferred tax assets. In fiscal 2001 and 2002, the Company generated sufficient taxable income to fully realize these tax benefits.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Commitments

Lease Commitments

The Company leases equipment and facilities under noncancelable operating leases with terms in excess of one year. At June 30, 2002, the Company’s future obligations under noncancelable operating leases were as follows (dollars in thousands):

Year ending
June 30,	Amount

2003	$517

2004	413

2005	413

2006	399

2007	388

Accrued Construction Costs

At June 30, 2001, the Company had a recorded liability of $1.9 million for amounts necessary to complete improvements at a resort not related to the campground operations in accordance with disclosures made to lot purchasers at the resort pursuant to a registration with the U.S. Department of Housing and Urban Development (“HUD”). In fiscal 2002, the Company sold the remaining lots, roadways and related areas at the resort associated with such liability and withdrew its HUD registration. As a result, the Company reduced the $1.9 million liability for accrued construction costs to $500,000 and reclassified the remaining liability as a reserve for the contingent liability. The decrease in the liability was classified as a reduction of general and administrative expenses in the accompanying consolidated statement of operations.

Contingencies

General Liability Insurance

From July 1, 1998 through June 30, 2002, the Company had insurance covering general liability losses up to an annual limit of $27.0 million, with no self-insured deductible. Prior to this date, the Company’s insurance covered general liability losses up to an annual limit of $26.8 million, but required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated claims related to uninsured general liability risks based on actuarial estimates. As of June 30, 2002 and 2001, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled $567,000 and $577,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

Employee Health Insurance

The Company has employee benefit plans that are funded primarily through employer and employee contributions (see Note 15).

Workers’ Compensation Insurance

From July 1, 1998 through June 30, 2002, the Company had insurance covering workers’ compensation claims with no self-insured deductible. Prior to this date, the Company’s insurance program required the Company to pay up to $250,000 per occurrence and to deposit funds with the insurance company to pay claims in excess of the estimated claims covered by the amounts originally paid by the Company. These deposits were generally expensed in the years the deposits were made because the Company anticipated that the deposits would be used to cover claims. In fiscal 2001, the Company increased its reserves for workers' compensation claims by $160,000 because the Company estimated that it would be required to pay additional amounts in future periods to cover claims not covered by the deposits originally made by the Company.

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

NOTE 12 — SHAREHOLDERS’ EQUITY

The Company had shares of Common Stock outstanding as follows:

June 30, 1999	8,096,128

Issuances	74,364

Repurchases	(189,900)

June 30, 2000	7,980,592

Issuances	210,031

Repurchases	(23,500)

June 30, 2001	8,167,123

Issuances	27,869

Repurchases	(1,277,376)

June 30, 2002	6,917,616

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

The Company has granted stock options to the Company’s CEO and other key employees and non-employee directors (see Note 14).

On May 30, 2002, the Company completed a tender offer and purchased 1,144,876 shares of its common stock for $8.41 per share. The shares are being held as treasury stock.

NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments as of June 30, 2002 and 2001, as well as their carrying amounts as reported in the accompanying consolidated balance sheets, are as follows (dollars in thousands):

	June 30, 2002		June 30, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$4,275	$4,275	$9,016	$9,016
Marketable securities	5,343	5,353	—	—

Restricted cash	646	646	646	646

Contracts receivable	11,826		9,877

Less: allowances	(2,188)		(2,289)

	9,638	10,400	7,588	7,775

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments as of June 30, 2002 and 2001, for which it is practical to estimate that value.

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable Securities

The fair value of marketable securities is the carrying value of the Company’s marketable securities plus unrealized gains and less unrealized losses.

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

NOTE 14 — STOCK OPTIONS AND WARRANTS

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

1991 Employee Plan

Effective December 31, 1991, the Company adopted the 1991 Employee Stock Incentive Plan (the “1991 Employee Plan”) to enable the Company and its subsidiaries to attract, retain and motivate their officers, employees and directors. The Company has granted options to acquire shares of Common Stock (“Options”) under the 1991 Employee Plan, which are either (i) incentive stock options (“ISOs”), which have certain tax benefits and restrictions, or (ii) non-qualified stock options (“Non-qualified Options”), which do not have any tax benefits and have few restrictions. The exercise price of the Options granted under the 1991 Employee Plan was equal to the fair market value of the Common Stock on the date of grant. The Options granted under the 1991 Employee Plan may be exercised in accordance with their terms, although Thousand Trails may not issue any shares of Common Stock pursuant to any award after December 30, 2011.

The Company reserved 291,780 shares of Common Stock for issuance under the 1991 Employee Plan. At June 30, 2002, options for 156,081 shares were outstanding under the 1991 Employee Plan and options for 135,699 shares had been exercised. All outstanding options under the 1991 Employee Plan are fully vested and have a term of ten years from the date of grant.

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

The Company reserved 285,919 shares of Common Stock for issuance under the 1993 Employee Plan. As of June 30, 2002, options for 120,419 shares were outstanding under the 1993 Employee Plan and options for 163,000 shares had been exercised. All outstanding options under the 1993 Employee Plan are fully vested and have a term of ten years from the date of grant.

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

The Company reserved 140,000 shares of Common Stock for issuance under the 1999 Employee Plan. As of June 30, 2002, options for 122,500 shares were outstanding under the 1999 Employee Plan, and options for 2,500 shares had been exercised. The options have a term of 10 years from the date of grant. All of the outstanding options vest at the rate of 33 1/3% per year commencing one year from the date of grant, except for 12,500 which are fully vested.

2001 Employee Plan

On September 17, 2001, the Company adopted the 2001 Stock Option and Restricted Stock Purchase Plan (the “2001 Employee Plan”). The 2001 Employee Plan was created in order to enable the Company and its subsidiaries to attract, retain, and motivate their officers, employees and directors. Awards under the 2001 Employee Plan are restricted to (i) Stock Awards, or (ii) awards of Options, which may be either ISOs or Non-qualified Options. The purchase price for any Stock Awards and the exercise price for any Non-qualified Options may be less than the fair market value of the Common Stock on the date of grant. The exercise price of any ISOs may not be less than the fair market value of the Common Stock on the date of grant.

The Company reserved 650,000 shares of Common Stock for issuance under the 2001 Employee Plan. At June 30, 2002, options for 625,000 shares were outstanding under the 2001 Employee Plan, and no options had been exercised. The options have a term of 10 years from the date of grant. All of the outstanding options vest at the rate of 33 1/3% per year, commencing one year from the date of grant.

Director Plan

On December 2, 1993, the Company adopted the 1993 Director Stock Option Plan (the “Director Plan”), which provides for the grant of Non-qualified Options to non-employee directors of the Company. The Company reserved 50,000 shares of Common Stock for issuance under the Director Plan. As of June 30, 2002, options for 39,000 shares were outstanding under the Director Plan, all of which were vested, and options for 11,000 shares had been exercised. The options have a term of ten years from the date of grant.

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

SFAS No. 123 Disclosures

SFAS No. 123 defines a fair value method of accounting for employee stock options which provides for compensation cost to be charged to results of operations at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123 and follows the accounting treatment prescribed by Accounting Pronouncement Bulletin Opinion No. 25 (“APB 25”) in accounting for stock options issued to its employees and directors. Accordingly, no compensation cost was recognized in connection with the grant of options during the periods presented. Had compensation cost for the stock options issued been based on the fair value of the options at the grant dates, consistent with SFAS No. 123, the Company’s net income and net income per diluted share for the years ended June 30, 2002, 2001 and 2000, would have been $8.0 million or $.94 per diluted share, $4.2 million or $.49 per diluted share and $9.2 million or $1.08 per diluted share, respectively.

Pro forma results under SFAS No. 123 for the years presented are not likely to be representative of future pro forma results because, for example, additional awards may be made in future years.

Set forth below is a summary of awards of stock options made by the Company during the years ended June 30, 2002, 2001 and 2000, and awards outstanding as of the end of those years:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	604,268	$1.50	756,768	$1.07	831,268	$1.05

Options granted	700,000	$5.93	50,000	$4.75	—	—

Options cancelled	—	—	—	—	(2,500)	$4.25

Options exercised	(21,700)	$2.59	(202,500)	$.69	(72,000)	$.72

Options outstanding, end of year	1,282,568	$3.90	604,268	$1.50	756,768	$1.07

Options exercisable, end of year	559,235	$1.32	560,101	$1.25	738,435	$.99

Shares available for grant, end of year	42,500	n/a	92,500	n/a	142,500	n/a

The weighted-average fair value of stock options granted during the years ended June 30, 2002 and 2001 was $ 1.64 and $1.81, respectively. No options were granted during the year ended June 30, 2000. For the years ended June 30, 2002 and 2001, the value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted–average assumptions: (1) a risk-free interest rate of 3.3% and 4.28%, respectively, (2) an expected life of three years and four years, respectively, and (3) expected volatility of 35% and 41.46%, respectively.

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Prices	at 6/30/02	Contractual Life	Price	at 6/30/02	Price

Option Plans:

$.59-$1.08	247,000	3.86 years	$.77	247,000	$.77

$3.71-$4.25	68,500	6.44 years	$4.09	68,500	$4.09

$4.75	47,500	8.46 years	$4.75	24,167	$4.75

$5.93–$5.95	700,000	9.27 years	$5.93	—	—

CEO Options:

$.69	219,568	4.08 years	$.69	219,568	$.69

	1,282,568	7.16 years	$3.90	559,235	$1.32

NOTE 15 — EMPLOYEE BENEFIT PLANS

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

The medical and dental benefits provided to the Company’s employees under the Plans are funded primarily through employer and employee contributions to the Trust. In addition, the Company has purchased stop loss insurance which protects the Plans against claims in excess of set policy amounts. The Company has provided a liability for estimated claims of $391,000 and $709,000 at June 30, 2002 and 2001, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. This liability is based on actuarial estimates of amounts needed to fund expected claims, as well as premium payments and administrative costs of the Plans.

The Company from time-to-time makes contributions to the Trust, which are irrevocable. Trust assets may not revert to or inure to the benefit of the Company. Neither the Company nor the trustee is responsible for the adequacy of the Trust.

Employee Savings Trust

Effective July 1, 1994, the Company adopted the Thousand Trails, Inc. Employees Savings Trust (the “401(k) Plan”) for the purpose of establishing a contributory employee savings plan exempt under Section 401(k) of the Code. An eligible employee participating in this plan may contribute up to 50% of his or her annual salary, subject to certain limitations. In addition, the Company may make discretionary matching contributions as determined annually by the Company. The Company made matching contributions totaling approximately $170,000 for the year ended June 30, 2002, and has committed to make matching contributions for the calendar year ending

December 31, 2002, in an amount equal to 45% of the voluntary contributions made by each participant, up to 4% of the participant’s annual compensation (or a maximum of 1.8% of the participant’s annual compensation).

Non-Qualified Deferred Compensation Plan

Effective April 23, 1998, the Company established the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for the purpose of establishing a deferred compensation plan for certain “highly compensated” employees of the Company. An eligible employee participating in this plan may contribute up to 10% of his or her annual salary subject to certain limitations. In addition, the Company may make discretionary matching contributions determined solely at the discretion of the Company. The Company made matching contributions of approximately $16,000 for the year ended June 30, 2002, and has committed to make matching contributions for the calendar year ending December 31, 2002, in an amount equal to 45% of the combined voluntary contributions to the Non-Qualified Plan and 401(k) Plan made by each participant, up to 4% of the participant’s annual compensation (or a maximum of 1.8% of the participants annual compensation).

Employee Stock Purchase Plan

Effective August 1, 1999, the Company adopted the Thousand Trails, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) to give employees and non-employee directors of the Company an opportunity to purchase Common Stock through payroll deductions. Under the terms of the Stock Purchase Plan, participants may defer between 1% and 10% of their annual compensation, which is used to purchase shares of Common Stock on a semi-annual basis. The purchase price paid by participants is 85% of the closing price of the Common Stock as reported by the American Stock Exchange on the date of purchase. The Company pays the other 15% of the purchase price, plus commissions, and the other costs of administering the Stock Purchase Plan. During the years ended June 30, 2002 and 2001, employees purchased 6,169 and 7,531 shares of Common Stock. Pursuant to APB No. 25, the Company did not record any expense in connection with this plan.

NOTE 16 — SEGMENT REPORTING

The Company has three reportable segments: campgrounds, RPI, and Trails Management. The campground segment generates a majority of the Company’s operating revenues. Each segment is differentiated by the products or services it offers.

The campground segment consists of 59 membership-based campgrounds in 17 states and British Columbia, Canada. Operations within the campground segment include (i) the sale of memberships entitling the member to use campground facilities, (ii) the sale of undivided interests related to fee simple sales of interests in campground facilities and (iii) net revenues earned from operations at the campgrounds.

RPI sells memberships that allow members to use any of the approximately 280 recreational facilities participating in RPI’s reciprocal use system, subject to certain limitations. Operating revenue consists of annual membership fees paid by members.

Trails Management manages 240 public campgrounds for the U.S. Forest Service and other entities. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment. Identifiable assets are those assets used exclusively in the operations of each business segment.

	Year ended June 30, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$58,361	$3,584	$4,419	$97	$66,461

Membership sales revenue	16,616	—	—	—	16,616

Income (loss) before income taxes	15,400	1,855	(63)	(4,047)	13,145

Identifiable assets	72,699	236	225	19,080	92,240

Depreciation expense	2,700	4	61	232	2,997

Capital expenditures	2,947	—	32	1,936	4,915

	Year ended June 30, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$57,929	$3,713	$3,082	$168	$64,892

Membership sales revenue	9,540	—	—	—	9,540

Income (loss) before income taxes	11,676	1,893	(250)	(6,890)	6,429

Identifiable assets	65,563	193	272	17,921	83,949

Depreciation expense	2,550	8	25	120	2,703

Capital expenditures	2,339	—	225	689	3,253

	Year ended June 30, 2000

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$54,226	$3,706	$2,508	$374	$60,814

Membership sales revenue	5,564	—	—	—	5,564

Income (loss) before income taxes	11,009	1,862	(37)	(7,376)	5,458

Identifiable assets	61,780	242	312	12,181	74,515

Depreciation expense	2,456	10	17	179	2,662

Capital expenditures	1,289	—	11	22	1,322

NOTE 17 — INDEMNIFICATION ARRANGEMENTS

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

NOTE 18 — SELECTED QUARTERLY FINANCIAL DATA

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2002 and 2001 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002

Total revenues	$25,935	$19,311	$19,733	$23,806

Total expenses (before taxes)	22,620	16,676	16,455	19,889

Net income	2,153	1,711	2,165	2,297

Net income per share – basic	.26	.21	.27	.30

Net income per share – diluted	.25	.20	.25	.27

Shares used to calculate net income per share:

Basic	8,171	8,155	8,062	7,660

Diluted	8,619	8,597	8,699	8,426

Fiscal 2001

Total revenues	$23,310	$17,084	$17,347	$21,655

Total expenses (before taxes)	20,848	15,582	15,464	21,073

Net income	1,470	909	1,167	730

Net income per share – basic	.18	.11	.14	.09

Net income per share – diluted	.17	.11	.13	.09

Shares used to calculate net income per share:

Basic	8,010	8,084	8,166	8,167

Diluted	8,570	8,585	8,602	8,610

The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Schedule II

Thousand Trails, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)

		Balance at				Balance
Valuation and qualifying	Year	beginning				at end of
accounts deducted from assets	ended	of year	Additions	Deductions		year

Allowance for doubtful accounts	6/30/02	$2,289	$954	$1,055	(a)	$2,188

	6/30/01	1,928	781	420		2,289

	6/30/00	1,027	2,664	1,763	(a)	1,928

Allowance for uncollectible	6/30/02	2,475	2,894	3,158		2,212

dues receivable	6/30/01	2,344	2,684	2,553		2,475

	6/30/00	2,599	3,138	3,393		2,344

Allowance for interest discount,	6/30/02	—	—	—		—

collection costs and valuation	6/30/01	—	—	—		—

discount	6/30/00	229	—	229		—

Deferred tax valuation allowance	6/30/02	—	—	—		—

	6/30/01	—	—	—		—

	6/30/00	5,807	—	5,807	(b)	—

a	Includes a reduction in the allowance for doubtful accounts of $400 and $251 in fiscal 2002 and fiscal 2000, respectively.

b	Represents the reversal of a deferred tax valuation allowance in fiscal 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on May, 16, 2002, the Company dismissed Arthur Andersen LLP as its independent auditor and appointed Grant Thornton LLP as its independent auditor for the fiscal year ended June 30, 2002.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be included under the captions “Proposal I – Election of Directors,” “Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required by this item will be included under the caption “Executive Compensation” in the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the caption “Security Ownership” in the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included under the caption “Certain Transactions” in the Registrant’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A, and is hereby incorporated by reference.

Item 14. Controls and Procedures

Not applicable

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements

The following documents are filed as part of this Report:

Reports of Independent Certified Public Accountants for the years ended June 30, 2002, 2001 and 2000.

Consolidated Balance Sheets as of June 30, 2002 and 2001.

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts.

(b)	Reports on Form 8-K

During the quarter ended, June 30, 2002, the Company filed the following Current Reports on Form 8-K:

On May 1, 2002, the Company filed a Current Report on Form 8-K reporting that it had issued a press release announcing its financial results for the third quarter of fiscal 2002, which ended March 31, 2002.

On May 16, 2002, the Company filed a Current Report on Form 8-K reporting that it had dismissed Arthur Andersen LLP as its independent auditor and appointed Grant Thornton LLP as its independent auditor for the fiscal year ended June 30, 2002.

(c)	Exhibits

The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 1-14645 (the “S-4 Registration Statement”).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B Filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.1	Loan Agreement, dated as of July 1, 2001, between the Company and Union Bank of California, N. A. (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended June 30, 2001, File No. 1-14645).

10.2	First Amendment dated April 26, 2002, to the Loan Agreement between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-14645).

10.3	The Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.4	Amendment No. 1 to the Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.5	The Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No. 1-14645).

10.6	Amendment No. 1 to the Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.7	The Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

Exhibit
Number	Description

10.8	Amendment No. 1 to the Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.9	The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, File No. 1-14645).

10.10	The Company’s 2001 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on September 26, 2001, File No. 1-14645).

10.11	Stock Option Agreement, dated as of August 1, 1996 between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.12	Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.13	Employment Agreement dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding Mr. Shaw’s Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.14	Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw’s election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touché LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.15	Amendment dated as of December 10, 1998 to the Employment Agreement between the Company and William J. Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-14645.)

Exhibit
Number	Description

10.16	Amended and Restated Employment Agreement, dated as of September 10, 1992, among the Company, NACO, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, File No. 1-14645), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

10.17	Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 1-14645), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended December 31, 1995, File No. 1-14645).

10.18	Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.19	Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.20	Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.21	Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.22	Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.23	Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

Exhibit
Number	Description

10.24	Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

10.25	Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.26	Indemnification Agreement, dated as of July 11, 2002, between the Company and Arthur H. Baer.

10.27	Trust Agreement, dated as of July 22, 1992, establishing the Company’s Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.28	Adoption Agreement dated as of July 1, 2002, between the Company and Fidelity Management Trust Company, as trustee, establishing the Thousand Trails, Inc. Employee Savings Trust, and the Fidelity Basic Plan Document.

10.29	Agreement for the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

10.30	Agreement for the Thousand Trails, Inc. Employee Stock Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 22, 1999).

10.31	Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

10.32	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.33	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.34	Stockholder Agreement dated as of April 5, 1999, between the Company and Carl Marks Management Company, L.P et. al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-14645).

Exhibit
Number	Description

10.35	Sample form of current Membership Contract.

11.1	Statement re: Computation of Per Share Earnings.

22.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, File No. 1-14645).

23.1	Consent of Grant Thornton LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thousand Trails, Inc. (Registrant)

Date: September 27, 2002	By:	/s/ William J. Shaw

William J. Shaw Chairman of the Board, President, and Chief Executive Officer

Date: September 27, 2002	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Arthur H. Baer	Director	September 27, 2002

Arthur H. Baer

/s/ Andrew M. Boas	Director	September 27, 2002

Andrew M. Boas

/s/William P. Kovacs	Director	September 27, 2002

William P. Kovacs

/s/Donald R. Leopold Donald R. Leopold	Director	September 27, 2002

/s/H. Sean Mathis H. Sean Mathis	Director	September 27, 2002

/s/Douglas K. Nelson Douglas K. Nelson	Director	September 27, 2002

/s/William J. Shaw William J. Shaw	Chairman of the Board	September 27, 2002

CERTIFICATIONS

I, William J. Shaw, certify that:

1.	I have reviewed this annual report on Form 10-K of Thousand Trails, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	By:	/s/ William J. Shaw

William J. Shaw Chief Executive Officer

I, Bryan D. Reed, certify that:

1.	I have reviewed this annual report on Form 10-K of Thousand Trails, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Each of the undersigned certifies with respect to this annual report on Form 10-K that, to his knowledge:

1.	the annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2.	the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Date: September 27, 2002	By:	/s/ William J. Shaw

William J. Shaw Chief Executive Officer

Date: September 27, 2002	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

INDEX TO THE EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 1996, between the Company and USTrails, Inc. (predecessor in interest to the Company) (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the Registration Statement on Form S-4, Registration Statement No. 333-13339, File No. 1-14645 (the “S-4 Registration Statement”).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the proxy statement/prospectus filed with the SEC on October 3, 1996 as part of the S-4 Registration Statement).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-B Filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.1	Loan Agreement, dated as of July 1, 2001, between the Company and Union Bank of California, N. A. (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended June 30, 2001, File No. 1-14645).

10.2	First Amendment dated April 26, 2002, to the Loan Agreement between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-14645).

10.3	The Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.4	Amendment No. 1 to the Company’s 1991 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.5	The Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with SEC on December 22, 1993, File No. 1-14645).

10.6	Amendment No. 1 to the Company’s 1993 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.7	The Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-73284 of Form S-2, originally filed with the SEC on December 22, 1993, File No. 1-14645).

Exhibit
Number	Description

10.8	Amendment No. 1 to the Company’s 1993 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-14645).

10.9	The Company’s 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, File No. 1-14645).

10.10	The Company’s 2001 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on September 26, 2001, File No. 1-14645).

10.11	Stock Option Agreement, dated as of August 1, 1996 between the Company and William J. Shaw (incorporated by reference to Exhibit 10.26 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.12	Assumptions of Obligations, dated as of November 20, 1996, by the Company assuming the obligations of USTrails Inc. 1991 Employee Stock Incentive Plan, as amended; the USTrails Inc. 1993 Stock Option and Restricted Stock Purchase Plan, as amended; the USTrails Inc. 1993 Director Stock Option plan, as amended; and the Stock Option Agreement, dated as of August 1, 1996, between USTrails and William J. Shaw (incorporated by reference to Exhibit 10.27 to the Form 8-B filed by the Company with the SEC on November 27, 1996, File No. 1-14645).

10.13	Employment Agreement dated as of May 11, 1995, between the Company and William J. Shaw, and related Standby Letter of Credit, dated September 22, 1995, issued by the Bank of California, N.A., for the benefit of Mr. Shaw, and Letter, dated September 20, 1995, from the Wyatt Company, regarding Mr. Shaw’s Employment Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.14	Letter dated June 29, 1996, from William J. Shaw to the Company, regarding Mr. Shaw’s election to receive the Enterprise Bonus payable under his Employment Agreement, and Letter, dated July 8, 1996, from Deloitte & Touché LLP, regarding the computation of the amount of the Enterprise Bonus payable to Mr. Shaw under his Employment Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.15	Amendment dated as of December 10, 1998 to the Employment Agreement between the Company and William J. Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-14645.).

Exhibit
Number	Description

10.16	Amended and Restated Employment Agreement, dated as of September 10, 1992, among the Company, NACO, RPI, and William F. Dawson (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, File No. 1-14645), and Letter, dated December 1, 1995, from RPI to William F. Dawson, regarding certain compensation arrangements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 1-14645).

10.17	Amended and Restated Employment Agreement, dated as of December 2, 1992, among the Company, NACO, and Walter B. Jaccard (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 1-14645), and amendment dated November 15, 1994 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645), and amendment dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended December 31, 1995, File No. 1-14645).

10.18	Employment Agreement, dated as of August 31, 1995, between the Company and R. Gerald Gelinas (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.19	Employment Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.20	Indemnification Agreement, dated as of February 18, 1992, between the Company and Andrew Boas (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645), and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995, File No. 1-14645).

10.21	Indemnification Agreement, dated as of September 1, 1995, between Trails and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.22	Indemnification Agreement, dated as of September 1, 1995, between NACO and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

10.23	Indemnification Agreement, dated as of May 8, 1991, between the Company and Donald W. Hair, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996, File No. 1-14645).

Exhibit
Number	Description

10.24	Indemnification Agreement, dated as of November 20, 1996, between the Company and William J. Shaw, and schedule of substantially identical Indemnification Agreements (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-19357 on Form S-1, Originally filed with the SEC on January 7, 1997, File No. 1-14645).

10.25	Indemnification Agreement, dated as of October 15, 1999, between the Company and Bryan D. Reed (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-14645).

10.26	Indemnification Agreement, dated as of July 11, 2002, between the Company and Arthur H. Baer.

10.27	Trust Agreement, dated as of July 22, 1992, establishing the Company’s Flexible Benefits Plant Trust Fund (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1992, File No. 1-14645).

10.28	Adoption Agreement dated as of July 1, 2002, between the Company and Fidelity Management Trust Company, as trustee, establishing the Thousand Trails, Inc. Employee Savings Trust, and the Fidelity Basic Plan Document.

10.29	Agreement for the Thousand Trails, Inc. Non-Qualified Deferred Compensation Plan, effective April 23, 1998 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, File No. 1-14645).

10.30	Agreement for the Thousand Trails, Inc. Employee Stock Purchase Plan, effective as of August 1, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 22, 1999).

10.31	Tax Allocation Agreement, dated as of September 10, 1992, between the Company and RPI (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-14645).

10.32	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and NACO (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.33	Tax Allocation Agreement, dated as of July 1, 1991, between the Company and Wilderness Management (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994, File No. 1-14645).

10.34	Stockholder Agreement dated as of April 5, 1999, between the Company and Carl Marks Management Company, L.P et. al. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-14645).

Exhibit
Number	Description

10.35	Sample form of current Membership Contract.

11.1	Statement re: Computation of Per Share Earnings.

22.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, File No. 1-14645).

23.1	Consent of Grant Thornton LLP.