Form 10-Q
period 2002-09-30
THOUSAND TRAILS INC /DE/
filed 2002-11-14
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of                                                             to

Commission File Number 1-14645

THOUSAND TRAILS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2138671

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3801 Parkwood Blvd., Suite 100, Frisco, Texas	75034

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(214) 618-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      No  X

The number of shares of Common Stock, par value $.01, issued and outstanding as of November 12, 2002, was 6,963,017.

Thousand Trails, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	June 30,
Assets	2002	2002

	(Unaudited)
Current Assets
Cash and cash equivalents	$2,731	$4,180
Marketable securities — available for sale	6,599	5,343
Current portion of receivables, net of allowances of $.9 million and $1.0 million respectively	3,620	1,230
Current portion of deferred membership origination costs	5,412	5,013
Current portion of net deferred tax assets	5,915	6,106
Inventories	1,094	1,158
Other current assets	795	2,889

Total Current Assets	26,166	25,919
Restricted cash	646	646
Receivables, net of allowances of $1.5 million and $1.2 million, respectively	7,143	8,408
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of $25.3 million and $24.5 million, respectively	22,581	22,781
Assets held for sale	5,402	5,402
Deferred membership origination costs, less current portion	7,559	7,337
Net deferred tax assets	473	296
Other assets	295	755

Total Assets	$90,961	$92,240

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,820	$2,665
Other accrued liabilities	7,607	8,108
Current portion of deferred revenue	29,647	34,212

Total Current Liabilities	39,074	44,985
Deferred revenue, less current portion	26,034	24,984
Other liabilities	2,906	1,608

Total Liabilities	68,014	71,577

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued or outstanding Common stock, $.01 par value, 15,000,000 shares authorized, 8,428,228 and 8,395,528 shares issued and outstanding, respectively	84	84
Additional paid-in capital	22,680	22,596
Retained earnings	11,996	9,688
Accumulated other comprehensive loss	(185)	(132)
Treasury stock, 1,505,211 and 1,477,912 shares, respectively	(11,628)	(11,573)

Total Shareholders’ Equity	22,947	20,663

Total Liabilities and Shareholders’ Equity	$90,961	$92,240

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,

	2002	2001

Revenues
Membership contracts originated	$7,732	$7,268
Change in deferred revenue	(2,426)	(3,582)

Membership sales revenue	5,306	3,686
Membership dues	10,107	10,071
Other campground revenue	6,505	6,800
Trails Management revenue	3,172	3,303
RPI membership fees	942	888
Interest income	610	524
Loss on asset sales	(4)	(18)
Other income	698	681

Total Revenues	27,336	25,935

Expenses
Campground operating expenses	13,199	13,010
Membership origination costs	3,505	3,169
Change in deferred origination costs	(621)	(1,078)
Marketing expenses	1,641	1,722
Trails Management expenses	2,529	2,702
RPI membership expenses	414	395
Corporate member services	375	302
Interest expense	2	5
General and administrative expenses	2,536	2,393

Total Expenses	23,580	22,620

Income Before Income Taxes	3,756	3,315
Income Taxes —
Income tax provision — current	(1,434)	(759)
Income tax provision — deferred	(14)	(403)

	(1,448)	(1,162)
Net Income	$2,308	$2,153

Net Income per Share — Basic	$.33	$.26

Net Income per Share — Diluted	$.30	$.25

Shares Used to Calculate Net Income Per Share:
Basic	6,920	8,171

Diluted	7,683	8,619

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended September 30, 2002
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Loss	Stock	Total

Balance, July 1, 2002	—	$84	$22,596	$9,688	$(132)	$(11,573)	$20,663
Issuance of common stock	—	—	84	—	—	—	84
Purchase of treasury stock	—	—	—	—	—	(55)	(55)
Net income for the three months ended September 30, 2002	2,308	—	—	2,308	—	—	2,308
Other comprehensive loss	(53)	—	—	—	(53)	—	(53)

Balance, September 30, 2002	$2,255	$84	$22,680	$11,996	$(185)	$(11,628)	$22,947

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$1,609	$1,273
Interest received	610	524
Interest paid	(4)	(5)
General and administrative and corporate member services costs	(3,391)	(3,152)
Cash collected from operations, including deferred revenue	15,712	16,297
Cash from sales of memberships	4,587	5,045
Expenditures for campground operations	(13,056)	(15,101)
Expenditures for sales and marketing	(4,989)	(4,783)
Expenditures for insurance premiums	(494)	(665)
Payment of income taxes	(243)	(59)

Net cash provided by (used in) operating activities	341	(626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(575)	(1,067)
Net purchase of marketable securities	(1,256)	—
Proceeds from asset sales	24	45

Net cash used in investing activities	(1,807)	(1,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(55)	—
Payment of notes	(12)	(16)
Issuance of common stock	84	22

Net cash provided by financing activities	17	6

DECREASE IN CASH AND CASH EQUIVALENTS	(1,449)	(1,642)

CASH AND CASH EQUIVALENTS
Beginning of period	4,180	9,016

End of period	$2,731	$7,374

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30,

	2002	2001

Reconciliation of net income to net cash provided by (used in) operating activities:
Net Income	$2,308	$2,153

Adjustments to reconcile net income to net cash provided by (used in) operating activities — Depreciation	747	740
Bad debt provision	359	269
Increase in deferred sales revenue	2,426	3,582
Increase in deferred membership origination costs	(621)	(1,078)
Loss on asset sales	4	18
Increase in deferred income tax provision	14	403
Increase in receivables	(1,484)	(950)
Decrease in other assets	2,618	251
Decrease in accounts payable	(845)	(596)
Decrease in deferred dues	(5,263)	(5,272)
Increase (decrease) in other liabilities	131	(145)
Other, net	(53)	(1)

Total adjustments	(1,967)	(2,779)

Net cash provided by (used in) operating activities	$341	($626)

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2002.

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three months ended September 30, 2002 and 2001, and in the consolidated balance sheets as of September 30, 2002 and June 30, 2002.

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

The following table provides statements of comprehensive income for the three months ended September 30, 2002 and 2001 (dollars in thousands):

	For the three months ended
	September 30,

	2002	2001

	(Unaudited)
Net Income	$2,308	$2,153
Other Comprehensive Income:
Foreign currency translation adjustment	—	(1)
Unrealized loss on marketable securities	(53)	—

Comprehensive Income	$2,255	$2,152

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

	Three months ended September 30, 2002

	Campgrounds	RPI	Trails Management	Corporate and Other	Consolidated

Operating revenues	$16,612	$942	$3,172	$22	$20,748
Membership sales revenue	5,306	—	—	—	5,306
Income (loss) before income taxes	4,194	528	643	(1,609)	3,756

	Three months ended September 30, 2001

	Campgrounds	RPI	Trails Management	Corporate and Other	Consolidated

Operating revenues	$16,871	$888	$3,303	$26	$21,088
Membership sales revenue	3,686	—	—	—	3,686
Income (loss) before income taxes	3,734	493	601	(1,513)	3,315

NOTE 4 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the three months ended September 30, 2002 and 2001, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the three months ended
	September 30,

	2002	2001

	(Unaudited)
Net Income	$2,308	$2,153

Weighted Average Number of Shares — Basic	6,920	8,171

Dilutive Options	763	448

Weighted Average Number of Shares — Diluted	7,683	8,619

Net Income Per Share — Basic	$.33	$.26

Net Income Per Share — Diluted	$.30	$.25

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

On September 30, 2002, the Company had no outstanding borrowings under the Line of Credit. The Company’s availability under the Line of Credit has been reduced by $1.1 million as a result of the issuance of a letter of credit to secure obligations of the Company to its insurance carrier.

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

NOTE 6 — CONTINGENCIES

General Liability Insurance

Prior to July 1, 1998, the Company’s general liability insurance required the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. In addition, commencing July 1, 2002, the Company’s general liability insurance requires the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated claims related to uninsured general liability risks based on actuarial estimates. As of September 30, 2002 and June 30, 2002, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled $691,000 and $567,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

All capitalized terms used herein have the same meaning as those defined in Item 1 — Financial Statements.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows and business strategies, plans and conditions for periods after September 30, 2002. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows and business strategies, plans and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company’s operations described in this report.

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

Cash. On September 30, 2002, the Company had $2.7 million of cash and cash equivalents, a decrease of $1.4 million from June 30, 2002. The decrease resulted primarily from the Company’s decision to invest cash in marketable securities to increase the amount of interest earned on the invested funds.

During the three months ended September 30, 2002, the Company’s operating activities provided $341,000 of cash, its investing activities used $1.8 million of cash, and its financing activities produced $17,000 of cash. The Company’s investing activities consisted of net purchases of $1.3 million of marketable securities and capital expenditures of $575,000 at the campgrounds, partially offset by $24,000 in proceeds from the sale of assets. The Company’s financing activities consisted of $84,000 of proceeds from the exercise of employee stock options and sales of shares through the Company’s employee stock purchase plan, partially offset by $12,000 in payments on notes payable.

With respect to the Company’s operating activities, for the three months ended September 30, 2002, the principal sources of operating cash were $15.7 million from operations, $2.2 million in principal and interest collections on contracts receivable and invested cash and $4.6 million from sales of campground memberships. Principal uses of operating cash for the three months ended September 30, 2002, were $13.1 million in operating expenses, $5.0 million in membership origination costs and marketing expenses, $3.4 million in administrative expenses (including general and administrative expenses and corporate member services costs), $494,000 in insurance premiums and $243,000 in income taxes.

During the three months ended September 30, 2001, the Company’s operating activities used $626,000 of cash, its investing activities used $1.0 million of cash and its financing activities produced $6,000 of cash. During the prior year, the Company’s material investing and financing activities related primarily to capital expenditures at the campgrounds, upgrades to the Company’s computer and communication systems, proceeds from asset sales and proceeds from the exercise of employee stock options and sales of shares through the Company’s employee stock purchase plan.

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

As of the date of this report, the Company had $563,000 of outstanding borrowings under its Line of Credit with Union Bank, and it had the ability to borrow an additional $13.3 million for working capital purposes. The Company’s availability under the Line of Credit has been reduced by $1.1 million as a result of the issuance of a letter of credit to secure obligations of the Company to its insurance carrier. At its current level of operations, the Company believes its cash reserves will increase during the current year. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets and the other factors affecting the Company’s operations described in this report. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition

Total assets decreased by $1.3 million during the three months ended September 30, 2002. Marketable securities available for sale increased by $1.3 million, and contracts receivable increased by $1.1 million due primarily to an increase in the percentage of financed sales. Cash decreased by $1.4 million as discussed above. Buildings and equipment decreased by $200,000 due primarily to depreciation, partially offset by capital expenditures at certain campgrounds. Deferred membership origination costs decreased by $621,000. Other assets decreased by $2.6 million due primarily to the sale of assets.

Total liabilities decreased by $3.6 million during the three months ended September 30, 2002, due primarily to the $3.4 million decrease in deferred revenue discussed below. In addition, accounts payable decreased by $846,000 due to the timing of payments and other liabilities increased by $797,000 due primarily an increase in accrued income and property taxes and fees accrued by Trails Management that are payable to the U.S. Forest Service, partially offset by the payment of accrued wages. Deferred revenue related to membership dues decreased by $5.3 million because dues revenue recognized during the period exceeded dues collected. Deferred revenue from Trails Management decreased by $500,000 because of the recognition of fees paid in advance that were deferred in prior periods. Deferred revenue related to membership sales increased by $2.4 million due to an increase in membership contracts originated.

Market Risk and Interest Rate Sensitivity. Item 305 of Regulation S-K requires disclosure of material risks, as defined in Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates.

The Company has exposure to changing interest rates on its marketable securities, which consist of shares in a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. At September 30, 2002, the Company’s investment in marketable securities totaled $6.6 million. The Company does not have significant exposure to changing interest rates on invested cash because the Company invests available cash in certificates of deposit and investment grade commercial paper that have maturities of three months or less. The interest rate market risk implicit in these investments at any given time is low, as the investments mature within three months.

The Company had $13.2 million of contracts receivable at September 30, 2002, which have a weighted average stated interest rate of 14% and an average remaining term of 30 months. The Company does not have significant exposure to changing interest rates related to the contracts receivable because the interest rate on the contracts receivable are fixed.

The Company has not undertaken any actions to cover interest rate market risk and is not a party to any interest rate market risk management activities.

The Company also receives revenues from its Canadian subsidiary and exchanges them into U.S. Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company’s operations.

As of the date of this report, the Company had $563,000 of outstanding borrowings under its Line of Credit with Union Bank, which accrue interest at a rate that fluctuates with changes in the prime rate. Under the Line of Credit, the Company could borrow an additional $13.3 million for working capital purposes. The Company has exposure to changing interest rates related to the Line of Credit because increases in interest rates would increase the Company’s interest expense on these borrowings.

A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. A hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s marketable securities, contracts receivable or short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the three months ended September 30, 2002 and 2001. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Three Months Ended September 30, 2002 and 2001

Net Income. The Company reported net income of $2.3 million or $.30 per diluted share on revenues of $27.3 million for the three months ended September 30, 2002. This compares with net income of $2.2 million or $.25 per diluted share on revenues of $25.9 million for the same period last year.

The Company’s revenues grew in the current period due primarily to increased membership sales revenue. Expenses were also higher in the current period due to increased sales and marketing efforts, higher costs for insurance and employee benefits, and higher administrative and utility costs, which were partially offset by a reduction in operating expenses at campgrounds managed by Trails Management.

The table set forth on the following page shows separately the results of the campground operations, Trails Management’s operations and RPI’s operations, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended September 30, 2002 and 2001.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Campground Operations
Membership dues	$10,107	$10,071
Campground revenues	6,505	6,800
Cost of campground revenues	(2,615)	(2,756)
Operating expenses	(10,584)	(10,254)

Contribution from campground operations	3,413	3,861

Sales
Membership contracts originated	7,732	7,268
Change in deferred revenue	(2,426)	(3,582)

Membership sales revenue	5,306	3,686
Membership origination costs	(3,505)	(3,169)
Change in deferred origination costs	621	1,078
Marketing expenses	(1,641)	(1,722)

Contribution (loss) on sales	781	(127)

Trails Management
Revenues	3,172	3,303
Expenses	(2,529)	(2,702)

Contribution from Trails Management	643	601

Resort Parks International
Revenues	942	888
Expenses	(414)	(395)

Contribution from RPI	528	493

Other income	676	655
Corporate member services	(375)	(302)
General and administrative expenses	(2,536)	(2,393)
Other	22	26

	(2,213)	(2,014)

Income before interest income and expense, gain on asset sales and taxes	3,152	2,814

Interest income	610	524
Interest expense	(2)	(5)
Loss on asset sales	(4)	(18)

Income before taxes	$3,756	$3,315

Operating Income. For the three months ended September 30, 2002, the Company’s contribution from operations was $3.2 million, compared with $2.8 million for the same period last year. The increase in operating income resulted primarily from increases in the contributions from the Company’s sales operations, Trails Management and RPI, partially offset by a decrease in the contribution from campground operations and an increase in general and administrative expenses. For this purpose, the contribution from operations is defined as income before interest income and expenses, gains on asset sales and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $10.1 million for both the three months ended September 30, 2002 and 2001. Dues revenue remained constant because the effect of the annual dues increase offset the net loss of campground members during the year.

Other campground revenues were $6.5 million for the three months ended September 30, 2002, compared with $6.8 million for the same period last year. The related expenses were $2.6 million for the three months ended September 30, 2002, compared with $2.8 million for the same period last year. Other campground revenues decreased due primarily to decreases in revenues from the Company’s food service programs and usage fees. The related expenses decreased due primarily to decreases in labor costs and the cost of goods sold.

Campground operating expenses were $10.6 million for the three months ended September 30, 2002, compared with $10.3 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to increases in labor costs, including a $226,000 increase in insurance and employee benefits costs.

The Company intends to keep the size of its campground system in an appropriate relation to the size of its membership base. In this regard, if the membership base continues to decline, or other opportunities arise consistent with the needs of the members, the Company may close and dispose of additional campgrounds and it will seek to decrease other expenses. Although the Company believes that such changes would result in lower future operating expenses, no assurance can be given that such changes will not reduce revenues by an amount in excess of the expense reductions.

For the three months ended September 30, 2002, the Company originated membership contracts of $7.7 million, compared with $7.3 million for the same period last year. In the current period, the Company originated the same number of new membership contracts at a higher average price and a greater number of membership upgrades to its existing members, compared with the prior period. In the three months ended September 30, 2002, the Company originated approximately 1,300 new membership contracts at an average price of $3,639, compared with approximately 1,300 new membership contracts at an average price of $3,124 in the prior period. In the current period, the Company also originated approximately 1,000 upgrade contracts at an average price of $2,995, compared with approximately 950 contracts at the same average price in the same period last year.

In the three months ended September 30, 2001, the Company offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in 730 contracts at an average price of $246. The Company also offered Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in 90 contracts at an average price of $1,754.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate, net of any related allowances, on a straight-line basis over the expected life of the memberships sold. For the three months ended September 30, 2002 and 2001, the Company recognized campground membership sales revenues of $5.3 million and $3.7 million, respectively. Membership sales revenue includes revenues of $4.4 million and $2.7 million, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred revenues of $6.8 million and $6.3 million, respectively, which will be recognized in future periods. The net change in deferred revenue was $2.4 million this year, compared with $3.6 million last year, reflecting the slower rate of growth of membership contract originations this year compared with prior years.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the three months ended September 30, 2002 and 2001, the Company recognized selling expenses of $2.8 million and $2.1 million, respectively. These amounts include expenses of $1.3 million and $831,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $2.0 million and $1.9 million, respectively, which will be recognized in future periods.

In the period ended September 30, 2002, the Company’s sales revenues exceeded selling and marketing expenses by $781,000, compared with the same period last year when selling and marketing expenses exceeded sales revenues by $127,000. During the current period, the percentage of revenue deferred from new membership sales decreased, compared with the prior period, because the Company originated a greater number of membership contracts with a shorter expected life due to the sale of a greater number of upgrades. In the three months ended September 30, 2001, selling and marketing expenses exceeded sales revenues because the Company deferred more sales revenues than selling expenses.

The Company incurs significant selling and marketing expenses to originate new membership contracts, and the majority of these expenses must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a result, the Company generally incurs a loss from the sale of new membership contracts. In contrast, the Company incurs substantially less selling and marketing expenses to originate upgrade contracts, and these expenses (substantially all of which are sales commissions) are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold, as are the related sales revenue. As a result, the Company generally has a positive contribution from the sale of upgrade contracts, which offsets the loss from the sale of new membership contracts. Consequently, the Company expects that sales revenue will exceed selling and marketing expenses for fiscal 2003, and until the positive impact from the sale of upgrade contracts decreases.

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations, the membership base will continue to decline, which will decrease the Company’s revenues. Decreases in revenues that are not offset by sufficient expense reductions could have a material adverse impact on the Company’s business and results of operations.

Trails Management. Trails Management, a wholly owned subsidiary of the Company, manages 240 public campgrounds for the U.S. Forest Service and other entities. For the three months ended September 30, 2002, these operations produced a net contribution of $643,000 on revenues of $3.2 million, compared with a net contribution of $601,000 on revenues of $3.3 million for the same period last year. The increase in the contribution in the current period resulted from a decrease in overall expenses, primarily maintenance costs, partially offset by a decrease in usage fees. Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter. During the balance of fiscal 2003, Trails Management’s revenues will decline significantly, while it will continue to incur certain fixed costs, which will reduce its contribution for the full fiscal year.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the three months ended September 30, 2002, RPI’s operations produced a net contribution of $528,000 on revenues of $942,000, compared with a net contribution of $493,000 on revenues of $888,000 for the same period last year. The increase in revenue in the current period resulted primarily from an increase in directory sales, while membership fees remained constant. The increase in operating expenses in the current period was due primarily to increases in the cost of labor, operating supplies and insurance, partially offset by a decrease in rental expense.

Interest Income and Expense. Interest income increased to $610,000 for the three months ended September 30, 2002, from $524,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s growing portfolio of contracts receivable and invested cash. The Company’s portfolio of contracts receivable increased over the past year as a result of the increase in membership sales, approximately 40% of which are sold on an installment basis. The Company expects the interest earned on its portfolio of contracts receivable and invested cash to increase during the balance of fiscal 2003, compared with historical levels, as the portfolio continues to grow and the Company accumulates cash.

Interest expense decreased to $2,000 for the three months ended September 30, 2002, from $5,000 for the same period last year.

Asset Sales. The Company recognized a loss of $4,000 on asset sales for the three months ended September 30, 2002, compared with a loss of $18,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets that it holds for sale.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, fees charged members for making more than five operator-assisted reservations in a given year and fees received from third parties for billing and collection services. Other income was $698,000 for the three months ended September 30, 2002, compared with $681,000 for the same period last year. The increase in the current period was due primarily to an increase in transfer fees.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.9 million for the three months ended September 30, 2002, compared with $2.7 million for the prior period. Expenses increased in the current period due primarily to increases in maintenance costs and depreciation on the Company’s new computer and communication systems, and higher labor and employee benefit costs. In addition, the Company recognized compensation expense of $224,000 on the purchase of 29,200 shares of its common stock from a member of the Company’s Board of Directors. These increases were partially offset by decreases in third-party legal fees and the elimination of a $180,000 reserve relating to contracts receivable that are no longer outstanding.

Income Taxes. The Company’s current provision for income taxes was $1.4 million for the three months ended September 30, 2002, compared with $759,000 for the same period last year. The current provision for the three months ended September 30, 2002 includes amounts for regular federal corporation income tax as well as state income taxes in the various states where the Company conducts its business. For the period ended September 30, 2001, the Company did not have federal income taxes payable on a consolidated basis, with the exception of federal alternative minimum taxes, due to its net operating tax loss carryforwards. The Company fully utilized its tax loss carryforwards in fiscal 2002. As a result, the Company anticipates that its current provision for income taxes will be higher during the balance of fiscal 2003 than in prior periods.

The Company recorded a deferred tax provision of $14,000 for the three months ended September 30, 2002, compared with $403,000 for the same period last year. The Company will continue to record a deferred tax provision in future periods as the related deferred tax assets are realized. The deferred tax provision will not affect current or future income tax payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of September 30, 2002 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. The Company has not made any significant changes in its disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of the evaluation described above.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date:	November 12, 2002	By:	/s/ William J. Shaw William J. Shaw President and Chief Executive Officer

Date:	November 12, 2002	By:	/s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

CERTIFICATIONS

     I, William J. Shaw, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Thousand Trails, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ William J. Shaw William J. Shaw Chief Executive Officer

     I, Bryan D. Reed, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Thousand Trails, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

Index to the Exhibits

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.