Form 10-Q
period 2002-12-31
THOUSAND TRAILS INC /DE/
filed 2003-02-12
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

The number of shares of Common Stock, par value $.01, issued and outstanding as of February 10, 2003, was 6,965,017.

Thousand Trails, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2002	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,934	$4,180
Marketable securities — available for sale	6,658	5,343
Current portion of receivables, net of allowances of $0.8 million and $1.0 million respectively	3,939	3,238
Current portion of deferred membership origination costs	5,783	5,013
Current portion of net deferred tax assets	5,870	6,106
Inventories	1,197	1,158
Other current assets	958	2,889

Total Current Assets	28,339	27,927
Restricted cash	646	646
Receivables, net of allowances of $1.4 million and $1.2 million, respectively	7,096	6,400
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of $24.6 million and $24.5 million, respectively	22,697	22,781
Assets held for sale	5,402	5,402
Deferred membership origination costs, less current portion	7,449	7,337
Net deferred tax assets	795	296
Other assets	295	755

Total Assets	$93,415	$92,240

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,527	$2,665
Other accrued liabilities	6,335	8,108
Current portion of deferred revenue	33,524	34,212
Other current liabilities	166	364

Total Current Liabilities	41,552	45,349
Deferred revenue, less current portion	25,795	24,984
Other liabilities	1,304	1,244

Total Liabilities	68,651	71,577

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued
Common stock, $.01 par value, 15,000,000 shares authorized, 8,470,228 and 8,395,528 shares issued, respectively	85	84
Additional paid-in capital	22,708	22,596
Retained earnings	13,784	9,688
Accumulated other comprehensive loss	(185)	(132)
Treasury stock, 1,505,211 and 1,477,912 shares, respectively	(11,628)	(11,573)

Total Shareholders’ Equity	24,764	20,663

Total Liabilities and Shareholders’ Equity	$93,415	$92,240

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the six months ended December 31,

	2002	2001

Revenues
Membership contracts originated	$13,981	$12,937
Change in deferred revenue	(3,373)	(5,374)

Membership sales revenue	10,608	7,563
Membership dues	20,141	20,073
Other campground revenue	9,638	10,086
Trails Management revenue	3,252	3,416
RPI membership fees	1,547	1,686
Interest income	1,268	1,030
Gain on asset sales	2	155
Other income	1,233	1,237

Total Revenues	47,689	45,246

Expenses
Campground operating expenses	22,868	22,459
Membership origination costs	6,342	6,123
Change in deferred origination costs	(882)	(1,705)
Marketing expenses	3,099	3,062
Trails Management expenses	2,892	2,983
RPI membership expenses	801	899
Corporate member services	682	734
Interest expense and amortization	6	23
General and administrative expenses	5,217	4,718

Total Expenses	41,025	39,296

Income Before Income Taxes	6,664	5,950
Income Taxes —
Income tax provision — current	(2,832)	(1,545)
Income tax provision — deferred	264	(541)

	(2,568)	(2,086)
Net Income	$4,096	$3,864

Net Income per Share — Basic	$.59	$.47

Net Income per Share — Diluted	$.54	$.45

Shares Used to Calculate Net Income Per Share:
Basic	6,933	8,163

Diluted	7,655	8,608

     The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended December 31,

	2002	2001

Revenues
Membership contracts originated	$6,249	$5,669
Change in deferred revenue	(947)	(1,792)

Membership sales revenue	5,302	3,877
Membership dues	10,034	10,002
Other campground revenue	3,133	3,286
Trails Management revenue	80	113
RPI membership fees	605	798
Interest income	658	506
Gain on asset sales	6	173
Other income	535	556

Total Revenues	20,353	19,311

Expenses
Campground operating expenses	9,669	9,449
Membership origination costs	2,837	2,954
Change in deferred origination costs	(261)	(627)
Marketing expenses	1,458	1,340
Trails Management expenses	363	281
RPI membership expenses	387	504
Corporate member services	307	432
Interest expense and amortization	4	18
General and administrative expenses	2,681	2,325

Total Expenses	17,445	16,676

Income Before Income Taxes	2,908	2,635
Income Taxes —
Income tax provision — current	(1,398)	(786)
Income tax provision — deferred	278	(138)

	(1,120)	(924)
Net Income	$1,788	$1,711

Net Income per Share — Basic	$.26	$.21

Net Income per Share — Diluted	$.23	$.20

Shares Used to Calculate Net Income Per Share:
Basic	6,946	8,155

Diluted	7,627	8,597

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended December 31, 2002
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Loss	Stock	Total

Balance, July 1, 2002	—	$84	$22,596	$9,688	$(132)	$(11,573)	$20,663
Issuance of common stock	—	1	112	—	—	—	113
Purchase of treasury stock	—	—	—	—	—	(55)	(55)
Net income for the six months ended December 31, 2002	4,096	—	—	4,096	—	—	4,096
Other comprehensive loss	(53)	—	—	—	(53)	—	(53)

Balance, December 31, 2002	$4,043	$85	$22,708	$13,784	$(185)	$(11,628)	$24,764

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$3,470	$2,664
Interest received	1,268	1,030
Interest paid	(6)	(23)
General and administrative and corporate member services costs	(6,270)	(6,283)
Cash collected from operations, including deferred revenue	32,458	33,273
Cash from sales of memberships	10,435	9,263
Expenditures for property operations	(24,996)	(24,481)
Expenditures for sales and marketing	(9,552)	(9,170)
Expenditures for insurance premiums	(1,208)	(1,300)
Payment of income taxes	(3,031)	(1,495)

Net cash provided by operating activities	2,568	3,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of marketable securities	(1,315)	—
Capital expenditures	(1,582)	(2,722)
Proceeds from asset sales	55	384

Net cash used in investing activities	(2,842)	(2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(55)	(714)
Payment of notes	(30)	(38)
Issuance of common stock	113	22

Net cash provided by (used in) financing activities	28	(730)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(246)	410
CASH AND CASH EQUIVALENTS
Beginning of period	4,180	9,016

End of period	$3,934	$9,426

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the six months ended December 31,

	2002	2001

Reconciliation of net income to net cash provided by operating activities:
Net Income	$4,096	$3,864

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	1,613	1,435
Bad debt provision	342	504
Change in deferred sales revenue	3,373	5,374
Change in deferred membership origination costs	(882)	(1,705)
Gain on asset sales	(2)	(155)
Deferred income tax provision	(264)	541
Increase in receivables	(1,739)	(1,080)
Decrease in other assets	2,353	328
Decrease in accounts payable	(1,138)	(1,139)
Decrease in deferred dues	(2,862)	(2,833)
Decrease in other liabilities	(2,269)	(1,655)
Other, net	(53)	(1)

Total adjustments	(1,528)	(386)

Net cash provided by operating activities	$2,568	$3,478

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the six and three month periods ended December 31, 2002 and 2001, and in the consolidated balance sheets as of December 31, 2002 and June 30, 2002.

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

The following table provides statements of comprehensive income for the six and three months ended December 31, 2002 and 2001 (dollars in thousands):

	For the six months ended		For the three months ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net Income	$4,096	$3,864	$1,788	$1,711
Other Comprehensive Income:
Unrealized loss on marketable securities	(53)	—	—	—
Foreign currency translation Adjustment	—	(1)	—	—

Comprehensive Income	$4,043	$3,863	$1,788	$1,711

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

The Company evaluates performance based upon the income before income taxes for each business segment.

	Six months ended December 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$29,779	$1,547	$3,252	$19	$34,597
Membership sales revenue	10,608	—	—	—	10,608
Income (loss) before income taxes	8,960	746	360	(3,402)	6,664

	Six months ended December 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$30,159	$1,686	$3,416	$44	$35,305
Membership sales revenue	7,563	—	—	—	7,563
Income (loss) before income taxes	7,783	787	433	(3,053)	5,950

	Three months ended December 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,167	$605	$80	$(3)	$13,849
Membership sales revenue	5,302	—	—	—	5,302
Income (loss) before income taxes	4,766	218	(283)	(1,793)	2,908

	Three months ended December 31, 2001

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,288	$798	$113	$18	$14,217
Membership sales revenue	3,877	—	—	—	3,877
Income (loss) before income taxes	4,049	294	(168)	(1,540)	2,635

NOTE 4 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the six and three months ended December 31, 2002 and 2001, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the six months ended		For the three months ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net Income	$4,096	$3,864	$1,788	$1,711

Weighted Average Number of Shares — Basic	6,933	8,163	6,946	8,155
Dilutive Options	722	445	681	442

Weighted Average Number of Shares — Diluted	7,655	8,608	7,627	8,597

Net Income Per Share — Basic	$.59	$.47	$.26	$.21

Net Income Per Share — Diluted	$.54	$.45	$.23	$.20

NOTE 5 — LONG TERM DEBT

Line of Credit with Union Bank

The Company has a $15.0 million revolving, secured line of credit (“Line of Credit”) with Union Bank of California, N.A. (“Union Bank”). Borrowings under the Line of Credit carry an interest rate of prime minus 0.75%. The Company may borrow, repay and reborrow under the Line of Credit from time to time, provided, however, that for at least one day during each twelve-month period, the principal amount outstanding under the Line of Credit must be not more than $5.0 million. All borrowings under the Line of Credit will mature on July 1, 2003. The Company anticipates using the Line of Credit for general working capital purposes, although it is permitted under the terms of the Line of Credit to use up to $5.0 million for acquisitions from time to time.

On December 31, 2002, the Company had no outstanding borrowings under the Line of Credit. The Company’s availability under the Line of Credit has been reduced by $1.1 million as a result of the issuance of a letter of credit to secure obligations that may arise in the future under the Company’s insurance program.

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

NOTE 6 — CONTINGENCIES

General Liability Insurance

The Company’s general liability insurance requires the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of December 31, 2002 and June 30, 2002, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $655,000 and $567,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows and business strategies, plans and conditions for periods after December 31, 2002. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows and business strategies, plans and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the campground membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company’s operations described in this report and other reports filed by the Company with the SEC.

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

Cash. On December 31, 2002, the Company had $3.9 million of cash and cash equivalents, a decrease of $246,000 from June 30, 2002. During the six months ended December 31, 2002, the Company’s operating activities provided $2.6 million of cash, its investing activities used $2.8 million of cash, and its financing activities provided $28,000 of cash. The Company’s investing activities consisted of net purchases of $1.3 million in marketable securities and $1.6 million in capital expenditures, partially offset by $55,000 in proceeds from asset sales. The Company’s financing activities consisted of $113,000 of proceeds from the exercise of employee stock options and sales of shares through the Company’s employee stock purchase plan, partially offset by $30,000 in payments on notes payable.

With respect to the Company’s operating activities, for the six months ended December 31, 2002, the principal sources of operating cash were $32.5 million from operations, $4.7 million in principal and interest collections on contracts receivable and invested cash, and $10.4 million from sales of campground memberships. Principal uses of operating cash for the six months ended December 31, 2002, were $25.0 million in operating expenses, $6.3 million in administrative expenses (including general and administrative expenses and corporate member services costs), $9.6 million in membership origination costs and marketing expenses, $1.2 million in insurance premiums, and $3.0 million in income taxes. The Company’s income tax payments were $1.5 million higher in the current period than in the same period last year because the Company had fully utilized its tax loss carryforwards by the end of fiscal 2002. Similarly, the Company expects its income tax payments for the balance of fiscal 2003 will be higher than the amounts it paid for the same period last year.

During the six months ended December 31, 2001, the Company’s operating activities provided $3.5 million of cash, its investing activities used $2.3 million of cash, and its financing activities used $730,000 of cash. The Company’s investing activities consisted of $1.5 million in expenditures to upgrade the Company’s computer and communication systems and $1.2 million in capital expenditures at the campgrounds, partially offset by $384,000 in proceeds from the sale of assets. The Company’s financing activities consisted of $22,000 of proceeds from the exercise of employee stock options, a payment of $714,000 for the purchase of 120,800 shares of common stock, and $38,000 in payments on notes payable.

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

As of the date of this report, the Company had no outstanding borrowings under its Line of Credit, and it had the ability to borrow an additional $13.9 million for working capital purposes. The Company’s availability under its Line of Credit has been reduced by $1.1 million as a result of the issuance of a letter of credit to secure obligations that may arise in the future under the Company’s insurance program. At its current level of operations, the Company believes its cash reserves will increase during the balance of fiscal 2003. The amount of cash the Company is able to accumulate will depend on a number of factors including its ability to control costs, its success in collecting its contracts receivable and selling assets, and the other factors affecting the Company’s operations described in this report. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition. Total assets increased by $1.2 million during the six months ended December 31, 2002. Marketable securities available for sale increased $1.3 million, contracts receivable increased by $1.4 million due primarily to an increase in the percentage of financed sales, and deferred membership origination costs increased $882,000. Cash decreased by $246,000 as discussed above. Other current assets decreased by $1.9 million due primarily to the collection of a receivable arising from a sale of assets and a decrease in accounts receivable from advertisers in the Company’s member magazine, partially offset by increases in prepaid property taxes and insurance. Deferred tax assets increased by $264,000 in the current period as a result of a deferred tax benefit recognized in the current period.

Total liabilities decreased by $2.9 million during the six months ended December 31, 2002, primarily as a result of decreases in accounts payable, deferred dues revenue, and other accrued liabilities, partially offset by an increase in deferred revenue related to membership sales. Deferred dues decreased by $2.9 million because dues revenue recognized during the period exceeded dues collected. Accounts payable decreased by $1.1 million due to the timing of payments and other accrued liabilities decreased by $1.8 million due primarily to payments of accrued wages and benefits. Deferred sales revenue increased by $3.4 million due to an increase in membership contracts originated over historical rates.

Market Risk and Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its investment in marketable securities, its financing of membership sales, and borrowings under its Line of Credit with Union Bank. The Company’s objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. However, the Company does not engage in interest rate market risk management activities.

The Company has an investment in marketable securities, which consists of shares in a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. Changes in interest rates may affect the fair value of the mutual fund shares as well as the amount of interest received. However, the risks associated with this investment are mitigated because the fund seeks to minimize portfolio volatility by limiting the duration of its investments to that of a six-month to one-year U.S. Treasury security. At December 31, 2002, the Company’s investment in this mutual fund totaled $6.7 million, and it recorded an unrealized loss of $53,000 on this investment during the six months then ended. The Company invests the balance of its available cash in money market funds that provide relatively low rates of return and, thus, have little exposure to changes in interest rates.

The Company finances a portion of its membership sales creating contracts receivable. At December 31, 2002, the Company had $13.3 million of contracts receivable which have a weighted average interest rate of 14% and an average remaining term of 29 months. The Company is not exposed to changes in interest rates related to the collection of its contracts receivable because the interest rates on the contracts receivable are fixed. Changes in interest rates could affect the value of the Company’s contracts receivable; however, the Company generally holds such contracts receivable to maturity.

The Company currently has no outstanding borrowings under its revolving Line of Credit with Union Bank. Under the Line of Credit, the Company could borrow $13.9 million for working capital purposes, which would accrue interest at a rate that fluctuates with changes in the prime rate. Changes in interest rates on borrowings under the Line of Credit would increase or decrease the Company’s interest expense on these borrowings.

The Company receives revenues from its Canadian subsidiary and exchanges them into U.S. Dollars at exchange rates that fluctuate with market conditions; however, such revenues are not material to the Company’s operations.

The Company does not use financial instruments for trading purposes.

The Company believes that a hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s earnings or cash flow. In addition, the Company believes that a hypothetical ten percent change in market interest rates would not have a material effect on the fair value of the Company’s marketable securities, contracts receivable or short-term cash investments.

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the six months ended December 31, 2002 and 2001. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Six Months Ended December 31, 2002 and 2001

Net Income. The Company reported net income of $4.1 million or $.54 per diluted share on revenues of $47.7 million for the six months ended December 31, 2002. This compares with net income of $3.9 million or $.45 per diluted share on revenues of $45.2 million for the same period last year.

The Company’s revenues grew $2.4 million in the current period due primarily to increased membership sales revenue and interest income. Membership sales revenue was higher in the current period because of higher average new sales prices and an upgrade program. Expenses were also higher in the current period due to increased sales and marketing efforts and higher costs for insurance and employee benefits.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the six months ended December 31, 2002 and 2001.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

Campground Operations
Membership dues	$20,141	$20,073
Campground revenues	9,638	10,086
Cost of campground revenues	(4,141)	(4,320)
Operating expenses	(18,727)	(18,139)

Contribution from campground operations	6,911	7,700

Sales
Membership contracts originated	13,981	12,937
Change in deferred revenue	(3,373)	(5,374)

Membership sales revenue	10,608	7,563
Membership origination costs	(6,342)	(6,123)
Change in deferred origination costs	882	1,705
Marketing expenses	(3,099)	(3,062)

Contribution from sales	2,049	83

Trails Management
Revenues	3,252	3,416
Expenses	(2,892)	(2,983)

Contribution from Trails Management	360	433

Resort Parks International
Revenues	1,547	1,686
Expenses	(801)	(899)

Contribution from RPI	746	787

Other income	1,214	1,193
Corporate member services	(682)	(734)
General and administrative expense	(5,217)	(4,718)
Other	19	44

Income before interest income and expense, gain on asset sales and taxes	5,400	4,788

Interest income	1268	1,030
Interest expense	(6)	(23)
Gain on asset sales	2	155

Income before taxes	$6,664	$5,950

Operating Income. For the six months ended December 31, 2002, the Company’s contribution from operations was $5.4 million, compared with $4.8 million for the same period last year. The increase in operating income resulted primarily from a $1.9 million increase in the contribution from the Company’s sales operations, partially offset by decreases in the contributions from campground operations, Trails Management, and RPI, and an increase in general and administrative expenses. For this purpose, the contribution from operations is defined as income before interest income and expense, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which are recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $20.1 million for both the six months ended December 31, 2002 and 2001. Dues revenue remained constant because the effect of the annual dues increase offset the net loss of campground members during the year.

Other campground revenues were $9.6 million for the six months ended December 31, 2002, compared with $10.1 million for the same period last year. The related expenses were $4.1 million for the six months ended December 31, 2002, compared with $4.3 million for the same period last year. Campground revenues decreased due primarily to decreases in revenues from guest fees, food service programs, and cabin and trailer rentals, partially offset by an increase in utility usage fees implemented to help control utility costs at the Company’s campgrounds. These revenues may have declined in part because of a decrease in usage of the campgrounds during the current period. The slight decline in the related expenses was due primarily to decreases in maintenance expenses and the cost of operating the Company’s rental trailers.

Campground operating expenses were $18.7 million for the six months ended December 31, 2002, compared with $18.1 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to a $318,000 increase in employee benefit costs resulting from rising healthcare costs. In addition, the Company incurred higher communication and property and liability insurance costs, which were partially offset by decreases in maintenance expenses as well as administrative expenses associated with operating the campgrounds.

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

For the six months ended December 31, 2002, the Company originated membership contracts of $14.0 million, compared with $12.9 million for the same period last year. In the current period,

the Company originated the same number of new membership contracts at a higher average price and a greater number of membership upgrades to its existing members, compared with the prior period. In the six months ended December 31, 2002, the Company originated approximately 2,000 new membership contracts at an average sales price of $3,466, compared with approximately 2,000 new membership contracts at an average sales price of $3,085 in the prior period. In the current period, the Company also originated approximately 2,000 upgrade contracts at an average sales price of $2,995, compared with approximately 1,900 upgrade contracts at the same average sales price in the same period last year.

In the six months ended December 31, 2001, the Company offered existing Thousand Trails and NACO members access to the Leisure Time campgrounds for a fee, which resulted in approximately 730 contracts at an average price of $244. The Company also offered Leisure Time members access to the Thousand Trails and NACO campgrounds for a fee, which resulted in approximately 300 contracts at an average price of $702.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the six months ended December 31, 2002 and 2001, the Company recognized campground membership sales revenues of $10.6 million and $7.6 million, respectively. Membership sales revenue includes revenues of $9.3 million and $5.9 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $12.7 million and $11.3 million, respectively, which will be recognized in future periods.

The net change in deferred revenue was $3.4 million this year, compared with $5.4 million last year. In fiscal 2001, the Company experienced a large increase in membership contracts originated, due primarily to the success of its upgrade programs. In fiscal 2002 and 2003 contract originations have continued to increase, but at a slower rate. As a result, revenue recognized from prior periods is beginning to decrease the impact of the deferral of revenue in the current period. As long as the rate of growth of membership contract originations is slower in the current period than in prior periods, the impact of the deferral on the Company’s sales revenue will be lower in the current period as the recognition of revenues deferred in prior periods begins to outweigh revenue deferred in the current period.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the six months ended December 31, 2002 and 2001, the Company recognized selling expenses of $5.5 million and $4.4 million, respectively. These amounts include expenses of $2.8 million and $1.8 million, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $3.7 million and $3.5 million, respectively, which will be recognized in future periods.

In the period ended December 31, 2002, the Company’s sales revenues exceeded selling and marketing expenses by $2.0 million, compared with $83,000 during the same period last year. The Company incurs significant selling and marketing expenses to originate new membership contracts, and the majority of these expenses must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a result, the Company generally incurs a loss from the sale of new membership contracts. In contrast, the Company incurs substantially less selling and marketing expenses to originate upgrade contracts, and these expenses (substantially all of which are sales commissions) are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold, as are the related sales revenue. As a result, the Company generally has a positive contribution from the sale of upgrade contracts, which offsets the loss from the sale of new membership contracts. Consequently, the Company expects that sales revenue will exceed selling and marketing expenses for the remainder of fiscal 2003, and until the positive impact from the sale of upgrade contracts decreases.

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over current levels or acquire members through the purchase of other membership campground operations, the membership base will continue to decline, which could decrease the Company’s revenues, if not offset by dues increases or expense reductions.

Trails Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 240 public campgrounds for the U.S. Forest Service and other entities. For the six months ended December 31, 2002, these operations produced a net contribution of $360,000 on revenues of $3.3 million, compared with a net contribution of $433,000 on revenues of $3.4 million for the same period last year. The decrease in contribution in the current period was due primarily to a decrease in usage fees, which was only partially offset by a decrease in expenses. Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter. During the balance of fiscal 2003, Trails Management’s revenues will decline significantly, while it will continue to incur certain fixed costs, which will reduce its contribution for the full fiscal year.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the six months ended December 31, 2002, RPI’s operations produced a net contribution of $746,000 on revenues of $1.5 million, compared with a net contribution of $787,000 on revenues of $1.7 million for the same period last year. The decrease in contribution in the current period was due primarily to a decrease in revenues from new memberships, which was only partially offset by a decrease in expenses.

Interest Income and Expense. Interest income increased to $1.3 million for the six months ended December 31, 2002, from $1.0 million for the same period last year. The increase in interest income in the current period was due primarily to an increase in the interest earned on the Company’s growing portfolio of contracts receivable and invested cash. The Company’s portfolio of contracts receivable increased over the past year as a result of the increase in membership sales, approximately 38% of which are sold on an installment basis. The Company expects the interest earned on its portfolio of contracts receivable and invested cash to increase during the balance of fiscal 2003, compared with historical levels, as the portfolio continues to grow and the Company accumulates cash.

Interest expense decreased to $6,000 for the six months ended December 31, 2002, from $23,000 for the same period last year.

Gain on Asset Sales. The Company recognized a gain of $2,000 on asset sales for the six months ended December 31, 2002, compared with $155,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets it holds for sale.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, and fees received from third parties for billing and collection services. Other income remained constant at $1.2 million for both the six months ended December 31, 2002 and 2001. In the current period, decreases in collections of written-off contracts and delinquent dues were offset by increases in transfer fees and subscription fees to the Company’s member magazine.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $5.9 million for the six months ended December 31, 2002, compared with $5.5 million for the same period last year. Expenses increased in the current period due primarily to increases in maintenance costs and depreciation on the Company’s new computer and communications systems, higher labor and employee benefit costs, and increased third-party legal fees. In addition, the Company recognized compensation expense of $224,000 on the purchase of 29,200 shares of its common stock from a director of the Company. These increases were partially offset by the elimination of a $180,000 reserve relating to contracts receivable that are no longer outstanding.

Income Taxes. The Company’s current provision for income taxes was $2.8 million for the six months ended December 31, 2002, compared with $1.5 million for the same period last year. The current provision for the six months ended December 31, 2002 includes amounts for regular federal corporation income tax as well as state income taxes in the various states where the Company conducts its business. For the six months ended December 31, 2001, the Company did not have federal income taxes payable on a consolidated basis, with the exception of federal alternative minimum taxes, due to its net operating tax loss carryforwards. The Company fully utilized its tax loss carryforwards in fiscal 2002. As a result, the Company anticipates that its current provision for income taxes will be higher for the balance of fiscal 2003 than it was in prior periods.

The Company recorded a deferred tax benefit of $264,000 for the six months ended December 31, 2002, compared with a deferred tax provision of $541,000 for the same period last year. The deferred tax benefit in the current period was the result of timing differences related to the Company’s deferral of revenue and expenses from the origination of membership contracts. The Company will continue to adjust its deferred taxes in future periods, and believes that the realization of the deferred tax benefit is more likely than not. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended December 31, 2002 and 2001

Net Income. The Company reported net income of $1.8 million or $.23 per diluted share on revenues of $20.4 million for the three months ended December 31, 2002. This compares with net income of $1.7 million or $.20 per diluted share on revenues of $19.3 million for the same period last year.

The Company’s revenues increased in the current period due primarily to increased membership sales revenue. Expenses were also higher in the current period due to increased sales and marketing efforts and higher costs for insurance and employee benefits.

The table set forth on the following page shows separately the results of the campground operations, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended December 31, 2002 and 2001.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Campground Operations
Membership dues	$10,034	$10,002
Campground revenues	3,133	3,286
Cost of campground revenues	(1,526)	(1,564)
Operating expenses	(8,143)	(7,885)

Contribution from campground operations	3,498	3,839

Sales
Membership contracts originated	6,249	5,669
Change in deferred revenue	(947)	(1,792)

Membership sales revenue	5,302	3,877
Membership origination costs	(2,837)	(2,954)
Change in deferred origination costs	261	627
Marketing expenses	(1,458)	(1,340)

Contribution from sales	1,268	210

Trails Management
Revenues	80	113
Expenses	(363)	(281)

Contribution from Trails Management	(283)	(168)

Resort Parks International
Revenues	605	798
Expenses	(387)	(504)

Contribution from RPI	218	294

Other income	538	538
Corporate member services	(307)	(432)
General and administrative expense	(2,681)	(2,325)
Other	(3)	18

Income before interest income and expense, gain on asset sales and taxes	2,248	1,974

Interest income	658	506
Interest expense	(4)	(18)
Gain on asset sales	6	173

Income before taxes	$2,908	$2,635

Operating Income. For the three months ended December 31, 2002, the Company’s contribution from operations was $2.2 million, compared with $2.0 million for the same period last year. The increase in operating income resulted primarily from a $1.1 million increase in the contribution from the Company’s sales operations, partially offset by decreases in the contributions from campground operations, Trails Management, and RPI, and an increase in general and administrative expenses. For this purpose, the contribution from operations is defined as income before interest income and expense, gains on asset sales, and taxes. See the table on the previous page for the elements of the contribution from operations and the Company’s operating income before taxes for the periods presented.

Campground Operations. Campground membership dues revenue was $10.0 million for both the three months ended December 31, 2002 and 2001. Dues revenue remained constant because the effect of the annual dues increase offset the net loss of campground members during the year.

Other campground revenues were $3.1 million for the three months ended December 31, 2002, compared with $3.3 million for the same period last year. The related expenses were $1.5 million for the three months ended December 31, 2002, compared with $1.6 million for the same period last year. Other campground revenues decreased due primarily to decreases in revenues from food service programs and usage fees. These revenues may have declined in part because of a decrease in usage of the campgrounds during the current period. The slight decline in the related expenses was due primarily to decreases in the cost of goods sold from the Company’s food service programs and costs of operating the Company’s rental trailers.

Campground operating expenses were $8.1 million for the three months ended December 31, 2002, compared with $7.9 million for same period last year. Increases in communications, utility and depreciation expenses, and employee benefit costs, in the current period were only partially offset by decreases in maintenance and worker’s compensation expense.

For the three months ended December 31, 2002, the Company originated membership contracts of $6.2 million, compared with $5.7 million for the same period last year. In the current period, the Company originated approximately 750 new membership contracts at an average sales price of $3,324, compared with approximately 690 new membership contracts at an average sales price of $3,095 in the same period last year. For both the three months ended December 31, 2002 and 2001, the Company originated approximately 1,100 upgrade contracts at an average sales price of $2,995, and approximately 230 new contracts through sales agreements with other companies.

In the three months ended December 31, 2001, the Company offered existing Leisure Time members access to Thousand Trails campgrounds for a fee, which resulted in approximately 200 contracts at an average price of $253.

For the three months ended December 31, 2002 and 2001, the Company recognized campground membership sales revenues of $5.3 million and $3.9 million, respectively. Membership sales revenue includes revenues of $4.9 million and $3.2 million, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred revenues of $5.8 million and $5.0 million, respectively, which will be recognized in future periods.

For the three months ended December 31, 2002 and 2001, the Company recognized selling expenses of $2.6 million and $2.3 million, respectively. These amounts include expenses of $1.5 million and $966,000, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.7 million and $1.6 million, respectively, which will be recognized in future periods.

For the three months ended December 31, 2002, sales revenues exceeded selling and marketing expenses by $1.3 million, compared with $210,000 for the same period last year. The increase in the contribution from sales was due primarily to a decline in the net change in deferred revenue, which was $947,000 this year, compared with $1.8 million last year, reflecting the slower rate of growth of membership contract originations this year compared with prior years.

Trails Management. For the three months ended December 31, 2002, the operations of Trails Management produced a loss of $283,000 on revenues of $80,000, compared with a loss of $168,000 on revenues of $113,000 for the same period last year. The campground management operations generally incur a loss during the second fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds.

Resort Parks International. For the three months ended December 31, 2002, RPI’s operations produced a net contribution of $218,000 on revenues of $605,000, compared with a net contribution of $294,000 on revenues of $798,000 for the same period last year. The decrease in contribution in the current period was due primarily to a decrease in revenues from new memberships, which was only partially offset by a decrease in expenses.

Interest Income and Expense. Interest income increased to $658,000 for the three months ended December 31, 2002, from $506,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s growing portfolio of contracts receivable and invested cash.

Interest expense decreased to $4,000 for the three months ended December 31, 2002, from $18,000 for the same period last year.

Gain on Asset Sales. The Company recognized a gain of $6,000 on asset sales for the three months ended December 31, 2002, compared with $173,000 for the same period last year. The increase in the current period was due to the timing of asset sales.

Other Income. Other income was $538,000 for both the three months ended December 31, 2002 and 2001. In the current period, decreases in collections of written-off contracts and delinquent dues were offset by increases in transfer fees and subscription fees to the Company’s member magazine.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $3.0 million for the three months ended December 31, 2002, compared with $2.8 million for the same period last year. Expenses increased in the current period due primarily to increases in maintenance costs and depreciation on the Company’s new computer and communications systems, higher labor and employee benefit costs, and increased third-party legal fees.

Income Taxes. The Company’s current provision for income taxes was $1.4 million for the three months ended December 31, 2002, compared with $786,000 for the same period last year.

The Company recorded a deferred tax benefit of $278,000 for the three months ended December 31, 2002, compared with a deferred tax provision of $138,000 for the same period last year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of December 31, 2002 is not material. The information required by Item 305 of Regulation S-K is contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On November 14, 2002, the Company held its annual meeting of shareholders. As of the record date for the meeting, the Company had 6,923,017 shares of common stock outstanding, of which 6,867,714 shares were represented at the meeting in person or by proxy. The shareholders took the following actions at the meeting.

1.	The shareholders elected the six members of the Board of Directors of the Company who will serve until the next annual meeting of shareholders and until their successors are elected and qualified. The six directors and the votes cast for and withheld for each were as follows:

Name	Votes For	Votes Withheld

Arthur H. Baer	6,674,152	925
Andrew M. Boas	6,674,152	925
William P. Kovacs	6,674,152	925
Donald R. Leopold	6,674,152	925
H. Sean Mathis	6,674,152	925
William J. Shaw	6,674,152	925

2.	The shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent auditor for the fiscal year ended June 30, 2003. The votes cast for, votes cast against, and the abstentions were as follows:

Votes For	Votes Against	Abstentions

6,670,527	883	3,667

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date:	February 10, 2003	By:	/s/ William J. Shaw William J. Shaw President and Chief Executive Officer

Date:	February 10, 2003	By:	/s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	February 10, 2003	By:	/s/ William J. Shaw William J. Shaw Chief Executive Officer

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

Date:	February 10, 2003	By:	/s/ Bryan D. Reed Bryan D. Reed Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

11.1	Statement re: Computation of Per Share Earnings.