Form 10-Q
period 2003-03-31
THOUSAND TRAILS INC /DE/
filed 2003-05-15
CIK 1024124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of                to

Commission File Number 1-14645

THOUSAND TRAILS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2138671

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3801 Parkwood Blvd., Suite 100, Frisco, TX	75034

(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(214) 618-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  [   ]  No  [X]

The number of shares of Common Stock, par value $.01, issued and outstanding as of May 9, 2003, was 6,973,943.

Thousand Trails, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thousand Trails, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	June 30,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,319	$4,180
Marketable securities — available for sale	17,536	5,343
Current portion of receivables, net of allowances of $.8 million and $1.0 million respectively	4,024	3,238
Current portion of deferred membership origination costs	6,032	5,013
Deferred tax assets-current	5,327	6,106
Inventories	1,123	1,158
Other current assets	1,222	2,889

Total Current Assets	38,583	27,927
Restricted cash	646	646
Receivables, net of allowances of $1.3 million and $1.2 million, respectively	6,685	6,400
Campground land	20,696	20,696
Buildings and equipment, net of accumulated depreciation of $25.3 million and $24.5 million, respectively	22,274	22,781
Assets held for sale	4,605	5,402
Deferred membership origination costs, less current portion	6,990	7,337
Deferred tax assets-noncurrent	806	296
Other assets	657	755

Total Assets	$101,942	$92,240

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,475	$2,665
Accrued liabilities	7,030	8,108
Current portion of deferred revenue	39,856	34,212
Other current liabilities	145	364

Total Current Liabilities	48,506	45,349
Deferred revenue, less current portion	24,414	24,984
Other liabilities	1,323	1,244

Total Liabilities	74,243	71,577

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued
Common stock, $.01 par value, 15,000,000 shares authorized, 8,474,395 and 8,395,528 shares issued, respectively	85	84
Additional paid-in capital	22,640	22,596
Retained earnings	16,721	9,688
Accumulated other comprehensive loss	(248)	(132)
Treasury stock, 1,500,452 and 1,477,912 shares, respectively	(11,499)	(11,573)

Total Shareholders’ Equity	27,699	20,663

Total Liabilities and Shareholders’ Equity	$101,942	$92,240

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the nine months ended March 31,

	2003	2002

Revenues
Membership contracts originated	$19,102	$19,234
Change in deferred revenue	(2,808)	(7,326)

Membership sales revenue	16,294	11,908
Membership dues	30,061	29,994
Other campground revenue	12,721	13,350
Trails Management revenue	3,287	3,417
RPI membership fees	2,500	2,689
Interest income	2,073	1,662
Gain on asset sales	186	144
Other income	1,855	1,815

Total Revenues	68,977	64,979

Expenses
Campground operating expenses	32,306	31,689
Membership origination costs	8,933	9,173
Change in deferred origination costs	(673)	(2,397)
Marketing expenses	4,124	4,229
Trails Management expenses	2,987	3,132
RPI membership expenses	1,282	1,325
Corporate member services	986	1,028
Interest expense	13	27
General and administrative expenses	7,574	7,545

Total Expenses	57,532	55,751

Income Before Income Taxes	11,445	9,228
Income Taxes —
Income tax provision – current	(4,143)	(2,168)
Income tax provision – deferred	(269)	(1,031)

	(4,412)	(3,199)
Net Income	$7,033	$6,029

Net Income per Share — Basic	$1.01	$.74

Net Income per Share — Diluted	$.92	$.70

Shares Used to Calculate Net Income Per Share:
Basic	6,946	8,129

Diluted	7,650	8,638

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,

	2003	2002

Revenues
Membership contracts originated	$5,121	$6,297
Change in deferred revenue	565	(1,952)

Membership sales revenue	5,686	4,345
Membership dues	9,920	9,921
Other campground revenue	3,083	3,264
Trails Management revenue	35	1
RPI membership fees	953	1,003
Interest income	805	632
Gain (loss) on asset sales	184	(11)
Other income	622	578

Total Revenues	21,288	19,733

Expenses
Campground operating expenses	9,438	9,252
Membership origination costs	2,591	3,028
Change in deferred origination costs	209	(692)
Marketing expenses	1,025	1,167
Trails Management expenses	95	149
RPI membership expenses	481	426
Corporate member services	304	294
Interest expense	7	4
General and administrative expenses	2,357	2,827

Total Expenses	16,507	16,455

Income Before Income Taxes	4,781	3,278
Income Taxes —
Income tax provision – current	(1,311)	(623)
Income tax provision – deferred	(533)	(490)

	(1,844)	(1,113)
Net Income	$2,937	$2,165

Net Income per Share — Basic	$.42	$.27

Net Income per Share — Diluted	$.38	$.25

Shares Used to Calculate Net Income Per Share:
Basic	6,972	8,062

Diluted	7,641	8,699

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended March 31, 2003
(Dollars in thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Comprehensive		Paid-In	Retained	Comprehensive	Treasury
	Income	Common Stock	Capital	Earnings	Loss	Stock	Total

Balance, July 1, 2002	—	$84	$22,523	$9,688	($132)	($11,500)	$20,663
Issuance of common stock	—	1	117	—	—	57	175
Purchase of treasury stock	—	—	—	—	—	(56)	(56)
Net income for the nine months ended March 31, 2003	7,033	—	—	7,033	—	—	7,033
Other comprehensive loss	(116)	—	—	—	(116)	—	(116)

Balance, March 31, 2003	$6,917	$85	$22,640	$16,721	($248)	($11,499)	$27,699

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Collections of principal on receivables	$5,431	$4,098
Interest received	2,073	1,661
Interest paid	(13)	(28)
General and administrative and corporate member services costs	(8,734)	(9,128)
Cash collected from operations, including deferred revenue	53,351	54,630
Cash from sales of memberships	12,661	13,467
Expenditures for property operations	(33,490)	(34,295)
Expenditures for sales and marketing	(12,937)	(12,964)
Expenditures for insurance premiums	(1,754)	(1,905)
Payment of income taxes	(4,362)	(2,162)

Net cash provided by operating activities	12,226	13,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(12,193)	(11,700)
Capital expenditures	(2,035)	(4,711)
Proceeds from asset sales	1,070	404

Net cash used in investing activities	(13,158)	(16,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(56)	(764)
Payment of notes	(48)	(54)
Issuance of common stock	175	58

Net cash used in financing activities	71	(760)

DECREASE IN CASH AND CASH EQUIVALENTS	(861)	(3,393)
CASH AND CASH EQUIVALENTS
Beginning of period	4,180	9,016

End of period	$3,319	$5,623

— continued —

Thousand Trails, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(Unaudited)

	For the nine months ended March 31,

	2003	2002

Reconciliation of net income to net cash provided by operating activities:
Net Income	$7,033	$6,029
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,455	2,188
Bad debt provision	446	633
Increase in deferred sales revenue	2,808	7,326
Increase in deferred membership origination costs	(673)	(2,397)
Gain on asset sales	(186)	(144)
Increase in deferred income tax provision	269	1,031
Increase in receivables	(1,517)	(1,669)
Decrease in other assets	2,162	337
Decrease in accounts payable	(1,190)	(1,342)
Increase in deferred dues	2,537	2,099
Decrease in other liabilities	(1,802)	(716)
Other, net	(116)	(1)

Total adjustments	5,193	7,345

Net cash provided by operating activities	$12,226	$13,374

The accompanying notes are an integral part of these consolidated financial statements.

Thousand Trails, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

NOTE 1 — NATURE OF OPERATIONS

Thousand Trails, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate 59 membership-based campgrounds located in 17 states and British Columbia, Canada. In addition, the Company provides a reciprocal use program for members of approximately 280 recreational facilities and manages 194 public campgrounds for the U.S. Forest Service and other entities. Operating revenues consist primarily of membership sales, membership dues received from campground members, revenues from the campground operations, fee revenue from members of the reciprocal use program, and management fees from the campground management operations.

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

All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the nine and three month periods ended March 31, 2003 and 2002, and in the consolidated balance sheets as of June 30, 2002 and March 31, 2003.

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

Currently, the Company’s items of other comprehensive income consist of its foreign currency translation and unrealized gains on marketable securities held as available for sale. The Company translates the balance sheet of its Canadian subsidiary into U.S. dollars at exchange rates in effect at that time. Unrealized gains on marketable securities are calculated as the difference between the carrying amount and the fair market value of the Company’s marketable securities.

The following table provides statements of comprehensive income for the nine and three months ended March 31, 2003 and 2002 (dollars in thousands):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net income	$7,033	$6,029	$2,937	$2,165
Other comprehensive income:
Unrealized loss on marketable securities	(118)	—	(65)	—
Foreign currency translation adjustment	2	(1)	2	—

Comprehensive income	$6,917	$6,028	$2,884	$2,165

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

Trails Management manages 194 public campgrounds for the U.S. Forest Service and other entities. Operating revenue consists of the campsite usage fees paid by customers staying at the public campgrounds.

The Company evaluates performance based upon the income before income taxes for each business segment.

	Nine months ended March 31, 2003

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$42,782	$2,500	$3,287	$17	$48,586
Membership sales revenue	16,294	—	—	—	16,294
Income (loss) before income taxes	14,386	1,218	300	(4,459)	11,445

	Nine months ended March 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$43,344	$2,689	$3,417	$62	$49,512
Membership sales revenue	11,908	—	—	—	11,908
Income (loss) before income taxes	12,558	1,364	285	(4,979)	9,228

	Three months ended March 31, 2003

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,003	$953	$35	($2)	$13,989
Membership sales revenue	5,686	—	—	—	5,686
Income (loss) before income taxes	5,426	472	(60)	(1,057)	4,781

	Three months ended March 31, 2002

			Trails	Corporate
	Campgrounds	RPI	Management	and Other	Consolidated

Operating revenues	$13,185	$1,003	$1	$18	$14,207
Membership sales revenue	4,345	—	—	—	4,345
Income (loss) before income taxes	4,775	577	(148)	(1,926)	3,278

NOTE 4 — STOCK BASED COMPENSATION

The Company follows the accounting treatment prescribed by APB Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (dollars and shares in thousands, except per share amounts):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net income as reported	$7,033	$6,029	$2,937	$2,165
Deduct: Total stock-based employee compensation under fair value based method, net of related tax effect	189	192	63	67

Pro forma	$6,844	$5,837	$2,874	$2,098

Net income per share – basic
As reported	$1.01	$.74	$.42	$.27
Pro forma	$.99	$.72	$.41	$.26
Net income per share – diluted
As reported	$.92	$.70	$.38	$.25
Pro forma	$.90	$.68	$.37	$.24

NOTE 5 — NET INCOME PER SHARE

The table below sets forth the information necessary to compute basic and diluted net income per share for the nine and three months ended March 31, 2003 and 2002, including a summary of the components of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (dollars and shares in thousands, except per share amounts):

	For the nine months ended		For the three months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net Income	$7,033	$6,029	$2,937	$2,165

Weighted Average Number of Shares – Basic	6,946	8,129	6,972	8,062
Dilutive Options	704	509	669	637

Weighted Average Number of Shares – Diluted	7,650	8,638	7,641	8,699

Net Income Per Share – Basic	$1.01	$.74	$.42	$.27

Net Income Per Share – Diluted	$.92	$.70	$.38	$.25

NOTE 6 — LONG TERM DEBT

Line of Credit with Union Bank

The Company has a $15.0 million revolving, secured line of credit (“Line of Credit”) with Union Bank of California, N.A. (“Union Bank”). Borrowings under the Line of Credit carry an interest rate of prime minus 0.75%. The Company may borrow, repay and reborrow under the Line of Credit from time to time, provided, however, that for at least one day during each twelve-month period, the principal amount outstanding under the Line of Credit must be not more than $5.0 million. The Company anticipates using the Line of Credit for general working capital purposes, although it is permitted under the terms of the Line of Credit to use up to $5.0 million for acquisitions from time to time. On April 29, 2003, the Company and Union Bank amended the Line of Credit (a) to modify the financial covenants respecting minimum tangible net worth and minimum adjusted EBITDA (as defined) and (b) to extend the maturity date from July 1, 2003 to December 31, 2004.

On March 31, 2003, the Company had no outstanding borrowings under the Line of Credit. The Company’s availability under the Line of Credit has been reduced by $1.1 million as a result of the issuance of a letter of credit to secure obligations that may arise in the future under the Company’s insurance program.

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

NOTE 7 — CONTINGENCIES

General Liability Insurance

The Company’s general liability insurance requires the Company to pay the first $250,000 per occurrence, with an annual aggregate exposure of $2.0 million. The Company has provided a liability for estimated known and unknown claims related to uninsured general liability risks based on actuarial estimates. As of March 31, 2003 and June 30, 2002, the Company’s recorded liability for estimated losses related to uninsured general liability claims totaled approximately $692,000 and $567,000, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. In the quarter ended March 31, 2003, the Company reduced its liability for uninsured general liability and workers’ compensation claims by a total of $225,000 based on an analysis of claims incurred this year.

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

NOTE 8 — SUBSEQUENT EVENT

On April 30, 2003, the Company announced that it has entered into a definitive merger agreement providing for the acquisition of the Company by affiliates of the private equity firm Kohlberg & Company, LLC (“Kohlberg”). The merger agreement calls for each holder of the Company’s common stock to receive $14.50 per share in cash, subject to adjustment as described below.

Completion of the transaction is subject to funding of required financing, a minimum working capital condition and other customary closing conditions including approval of the Company’s stockholders. The merger agreement also provides for an adjustment to the merger consideration if the Company’s working capital significantly decreases below anticipated levels prior to closing. William J. Shaw and Carl Marks Strategic Investments, L.P., who hold approximately 62% of the outstanding shares of common stock, have agreed to vote in favor of the merger as long as the merger agreement is in effect. The Company will file proxy materials with the Securities and Exchange Commission (“SEC”) for a special meeting of stockholders to vote on the proposed merger. It is anticipated that the special meeting will be held in late July or early August 2003, with the exact timing dependent on the completion of necessary filings. Affiliates of Kohlberg have committed equity financing and Kohlberg has received debt financing commitments in connection with the transaction, subject the execution of definitive loan agreements and the satisfaction of the conditions specified in the commitment letters.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies, plans and conditions for periods after March 31, 2003. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company’s actual financial condition, results of operations, cash flows, and business strategies, plans, and conditions for future periods may differ materially due to several factors, including but not limited to the Company’s ability to control costs, campground market conditions and other factors affecting the Company’s sales and marketing plan, the actual rate of decline in the membership base, the actual use of the campgrounds by members and guests, the Company’s success in collecting its contracts receivable and selling assets, the Company’s success in acquiring members through the purchase of other membership campground operations and the other factors affecting the Company’s operations described in this report and other reports filed by the Company with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Merger Agreement with affiliates of Kohlberg & Company. On April 30, 2003, the Company announced that it has entered into a definitive merger agreement providing for the acquisition of the Company by affiliates of the private equity firm Kohlberg & Company, LLC (“Kohlberg”). The merger agreement calls for each holder of the Company’s common stock to receive $14.50 per share in cash. Completion of the transaction is subject to funding of required financing, a minimum working capital condition and other customary closing conditions including approval of the Company’s stockholders. The merger agreement provides for an adjustment to the merger consideration if the Company’s working capital (as defined) significantly decreases below anticipated levels prior to closing and allows Kohlberg or the Company to terminate the agreement if such working capital is less than a minimum amount. If Kohlberg or the Company terminates the agreement for this reason, the Company would be required to reimburse Kohlberg’s expenses related to the transaction. The merger agreement also provides the Company with other termination rights should it receive an acquisition proposal that the Board of Directors determines is a superior proposal; however, exercise of such rights could require the Company to pay a $4 million fee, as well as reimburse Kohlberg’s expenses.

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

Cash. On March 31, 2003, the Company had $3.9 million of cash and cash equivalents, a decrease of $861,000 from June 30, 2002. The Company has elected to invest its cash in marketable securities to increase the amount of interest earned on the invested funds.

During the nine months ended March 31, 2003, the Company’s operating activities provided $12.2 million of cash, its investing activities used $13.2 million of cash, and its financing activities provided $71,000 of cash. The Company’s investing activities consisted of purchases of $12.2 million in marketable securities and $2.0 in capital expenditures, partially offset by $1.1 million in proceeds from asset sales. The Company’s financing activities consisted of $175,000 of proceeds from the exercise of employee stock options and sales of shares through the Company’s employee stock purchase plan, partially offset by $48,000 in payments on notes payable.

With respect to the Company’s operating activities, for the nine months ended March 31, 2003, the principal sources of operating cash were $53.4 million from operations, $7.5 million in principal and interest collections on contracts receivable, and $12.7 million from sales of campground memberships. Principal uses of operating cash for the nine months ended March 31, 2003, were $33.5 million in operating expenses, $12.9 million in membership origination costs and marketing expenses, $8.7 million in administrative expenses (including general and administrative expenses and corporate member services costs), $1.8 million in insurance premiums, and $4.4 million in income taxes.

During the nine months ended March 31, 2002, the Company’s operating activities provided $13.4 million of cash, its investing activities used $16.0 million of cash, and its financing activities used $760,000 of cash. The Company’s investing activities consisted of purchases of

$11.7 million in marketable securities and capital expenditures of $4.7 million, partially offset by $404,000 in proceeds from the sales of assets. The Company’s financing activities consisted of $58,000 of proceeds from the exercise of employee stock options, payments of $764,000 for the purchase of 125,800 shares of the Company’s common stock, and $54,000 in payments on notes payable.

During the nine months ended March 31, 2003 and through the date of this report, the Company has had no outstanding borrowings under its Line of Credit with Union Bank. On April 29, 2003, the Company and Union Bank amended the Line of Credit (a) to modify the financial covenants respecting minimum tangible net worth and minimum adjusted EBITDA (as defined) and (b) to extend the maturity date from July 1, 2003 to December 31, 2004. Based upon its current business plan, the Company believes that future cash flows provided from operations, asset sales, and borrowings available under the Line of Credit will be adequate for the Company’s operating and other cash requirements.

Material Changes in Financial Condition

Total assets increased by $9.7 million during the nine months ended March 31, 2003. Marketable securities available for sale increased $12.1 million, contracts receivable increased by $1.1 million as $6.5 million of new receivables from financed sales exceeded the $5.4 million of cash collections on the existing portfolio, and deferred membership origination costs increased $672,000. Cash decreased by $861,000 as discussed above. Other current assets decreased by $1.7 million due primarily to the collection of a receivable arising from a sale of assets. Assets held for sale decreased by $797,000 due to the sale of excess acreage at one of the Company’s campgrounds. Deferred tax assets decreased by $269,000 as a result of deferred tax expense recognized in the current period.

Total liabilities increased by $2.7 million during the nine months ended March 31, 2003, primarily as a result of increases in deferred sales revenue and deferred dues, partially offset by decreases in accounts payable and other accrued liabilities. Deferred sales revenue increased by $2.8 million due to new membership sales contracts originated, and deferred dues increased by $2.5 million because dues collected during the period exceeded dues revenue recognized. Accounts payable decreased by $1.2 million due to the timing of payments, and other accrued liabilities decreased by $1.1 million due primarily to payments of accrued wages and benefits.

Market Risk and Interest Rate Sensitivity. The Company is exposed to changes in interest rates primarily as a result of its investment in marketable securities, financing of membership sales, and borrowings under its Line of Credit with Union Bank. The Company’s objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. However, the Company does not engage in interest rate market risk management activities.

The Company has an investment in marketable securities, which consists of shares in a mutual fund that invests a majority of its assets in adjustable rate mortgage securities issued or guaranteed by the U.S. government, with the remaining assets invested in U.S. government obligations. Changes in interest rates may affect the fair value of the mutual fund shares as well as the amount of interest received. However, the risks associated with this investment are mitigated because the fund seeks to minimize portfolio volatility by limiting the duration of its investments to that of a six-month to one-year U.S. Treasury security. At March 31, 2003, the

Company’s investment in this mutual fund totaled $17.5 million, and it recorded an unrealized loss of $118,000 on this investment during the nine months then ended. The Company invests the balance of its available cash in money market funds that provide relatively low rates of return and, thus, have little exposure to changes in interest rates.

The Company finances a portion of its membership sales creating contracts receivable. At March 31, 2003, the Company had $12.8 million of contracts receivable which had a weighted average interest rate of 14% and an average remaining term of 28 months. The Company is not exposed to changes in interest rates related to the collection of its contracts receivable because the interest rates on the contracts receivable are fixed. Changes in interest rates could affect the value of the Company’s contracts receivable; however, the Company generally holds such contracts receivable to maturity.

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

RESULTS OF OPERATIONS

The following discussion and analysis are based on the historical results of operations of the Company for the nine months ended March 31, 2003 and 2002. The financial information set forth below should be read in conjunction with the Company’s consolidated financial statements included in Item 1.

Nine Months Ended March 31, 2003 and 2002

Net Income. The Company reported net income of $7.0 million or $.92 per diluted share on revenues of $69.0 million for the nine months ended March 31, 2003. This compares with net income of $6.0 million or $.70 per diluted share on revenues of $65.0 million for the same period last year.

The Company’s revenues grew in the current period due primarily to increased membership sales revenue. In the current period, membership sales revenue was higher because the net change in deferred revenue was a negative $2.8 million, compared with a negative $7.3 million in the same period last year. Expenses were also higher in the current period due to increased sales and marketing efforts and higher campground operating expenses.

The table set forth below shows separately the results of the campground operations, membership sales, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the nine months ended March 31, 2003 and 2002.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Campground Operations
Membership dues	$30,061	$29,994
Campground revenues	12,721	13,350
Cost of campground revenues	(5,500)	(5,753)
Operating expenses	(26,806)	(25,936)

Contribution from campground operations	10,476	11,655

Membership Sales
Membership contracts originated	19,102	19,234
Change in deferred revenue	(2,808)	(7,326)

Membership sales revenue	16,294	11,908
Membership origination costs	(8,933)	(9,173)
Change in deferred origination costs	673	2,397
Marketing expenses	(4,124)	(4,229)

Contribution from sales	3,910	903

Trails Management
Revenues	3,287	3,417
Expenses	(2,987)	(3,132)

Contribution from Trails Management	300	285

Resort Parks International
Revenues	2,500	2,689
Expenses	(1,282)	(1,325)

Contribution from RPI	1,218	1,364

Other income	1,838	1,753
Corporate member services	(986)	(1,028)
General and administrative expense	(7,574)	(7,545)
Other	17	62
Interest income	2,073	1,662
Interest expense	(13)	(27)
Gain on asset sales	186	144

Income before taxes	$11,445	$9,228

Income before taxes. For the nine months ended March 31, 2003, income before taxes was $11.5 million, compared with $9.2 million for the same period last year. Income before taxes increased in the current period due primarily to a $3.0 million improvement in the contribution from sales. In addition, interest income increased $411,000 during the current period. These increases were partially offset by a $1.2 million decrease in the contribution from campground operations. See the table on the previous page for the elements of income before taxes for the periods presented.

Campground Operations. The Company’s operations are highly seasonal. The Company receives the majority of the dues revenue from its members during the winter, which is recognized as income ratably during the year. However, the Company incurs a higher level of operating expenses during the summer. In addition, a majority of the Company’s sales and marketing efforts occur during the summer.

Campground membership dues revenue was $30.0 million for both the nine months ended March 31, 2003 and 2002. Dues revenue remained constant because the effect of the annual dues increase offset the net loss of campground members during the year.

Other campground revenues were $12.7 million for the nine months ended March 31, 2003, compared with $13.3 million for the same period last year. The related expenses were $5.5 million for the nine months ended March 31, 2003, compared with $5.8 million for the same period last year. Campground revenues decreased due primarily to decreases in revenues from cabin and trailer rentals, guest fees, food services programs and sales of merchandise. These decreases were partially offset by an increase in utility usage fees implemented to help control utility costs at the campgrounds. These revenues declined in part because of a decrease in usage of the campgrounds during the current period. The decline in the related expenses was due primarily to decreases in the cost of operating the Company’s rental trailers and the cost of goods sold, partially offset by an increase in utilities and maintenance expense.

Campground operating expenses were $26.8 million for the nine months ended March 31, 2003, compared with $25.9 million for the same period last year. The increase in the current period was due primarily to a $359,000 increase in employee benefit costs resulting from rising healthcare costs. In addition, the Company incurred higher utility, communication, depreciation, maintenance, and property and liability insurance costs, which were partially offset by a decrease in administrative expenses associated with operating the campgrounds.

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

For the nine months ended March 31, 2003, the Company originated membership contracts of $19.1 million, compared with $19.2 million for the same period last year. In the current period, the Company originated a greater number of new membership contracts at a higher average price, but fewer upgrade contacts, compared with the prior period. The number of upgrade contract originations declined because the Company discontinued a test it conducted in fiscal

2002 that involved selling upgrades in the Eastern United States in addition to its current sales efforts in the Western United States. For the nine months ended March 31, 2003, the Company originated approximately 2,700 new membership contracts at an average sales price of $3,536, compared with approximately 2,600 new membership contracts at an average sales price of $3,136 in the prior period, resulting in a $1.4 million increase in new membership contracts originated. However, in the current period, the Company originated approximately 3,000 contracts in the upgrade program, compared with 3,200 in the same period last year, resulting in an $850,000 decrease in upgrade contracts originated. In addition, during the nine months ended March 31, 2002, the Company offered existing members access to its other campground systems for a fee, which contributed $457,000 to contracts originated in the prior period. This program was discontinued in fiscal 2002. During the nine months ended March 31, 2003, the Company also originated approximately 790 contracts through sales agreements with other companies, compared with approximately 820 contracts during the same period last year.

The Company recognizes revenue from the sale of campground memberships that do not convey a deeded interest in real estate on a straight-line basis over the expected life of the memberships sold. For the nine months ended March 31, 2003 and 2002, the Company recognized campground membership sales revenues of $16.3 million and $11.9 million, respectively. Membership sales revenue includes revenues of $14.5 million and $9.5 million, respectively, which were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $17.3 million and $16.8 million, respectively, which will be recognized in future periods.

The net change in deferred sales revenue was $2.8 million for the nine months ended March 31, 2003, compared with $7.3 million for the same period last year. In fiscal 2001, the Company experienced a large increase in membership contracts originated, due primarily to the success of its upgrade programs. In fiscal 2002, contracts originations increased over fiscal 2001, but to a lesser degree. In fiscal 2003, contracts originations declined slightly from fiscal 2002. As a result, revenue recognized from prior periods is beginning to decrease the impact of the deferral of revenue in the current period. As long as the rate of growth of membership contract originations is slower in the current period than in prior periods, or declines, the impact of the deferral on the Company’s sales revenue will be lower in the current period as the recognition of revenues deferred in prior periods begins to outweigh revenue deferred in the current period.

Selling expenses directly related to the sale of campground memberships, substantially all of which are sales commissions, are deferred and recognized as expenses on a straight-line basis over the expected life of the memberships sold. All other selling and marketing costs are recognized as expenses in the period incurred. For the nine months ended March 31, 2003 and 2002, the Company recognized selling expenses of $8.3 million and $6.7 million, respectively. These amounts include expenses of $4.4 million and $2.9 million, respectively, which were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $5.1 million and $5.3 million, respectively, which will be recognized in future periods.

For the nine months ended March 31, 2003, the Company’s contribution from sales was $3.9 million, compared with $903,000 for the same period last year. The Company incurs significant selling and marketing expenses to originate new membership contracts, and the majority of these expenses must be expensed in the current period, while the related sales revenues are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold. As a result, the Company generally incurs a loss from the sale of new membership contracts. In contrast, the Company incurs substantially less selling and marketing expenses to originate upgrade contracts, and these expenses (substantially all of which are sales commissions) are generally deferred and recognized on a straight-line basis over the expected life of the memberships sold, as are the related sales revenue. As a result, the Company generally has a positive contribution from the sale of upgrade contracts, which offsets the loss from the sale of new membership contracts.

The Company’s selling and marketing efforts have not produced the level of sales needed to stop the continuing decline in the Company’s membership base, although the Company has been successful in slowing the rate of this decline. If the Company is not able to increase its campground membership sales over the current levels or acquire members through the purchase of other membership campground operations, the membership base may continue to decline, which could decrease the Company’s revenues, if not offset by dues increases or expense reductions.

Trails Management. Trails Management, a wholly owned subsidiary of the Company, currently manages 194 public campgrounds for the U.S. Forest Service and other entities. For the nine months ended March 31, 2003, these operations produced a net contribution of $300,000 on revenues of $3.3 million, compared with a net contribution of $285,000 on revenues of $3.4 million for the same period last year. While Trails Management receives most of its revenues and incurs most of its expenses during the first fiscal quarter, it continues to incur certain fixed costs during the remainder of the fiscal year, which will reduce its contribution for the full fiscal year.

Resort Parks International. RPI charges its members a fee for a membership that entitles them to use any of the campgrounds participating in RPI’s reciprocal use system, subject to certain limitations. For the nine months ended March 31, 2003, RPI’s operations produced a net contribution of $1.2 million on revenues of $2.5 million, compared with a net contribution of $1.4 million on revenues of $2.7 million for the same period last year. The decrease in contribution in the current period was due primarily to a decrease in revenues from new memberships, which was only partially offset by a decrease in expenses.

Interest Income and Expense. Interest income increased to $2.1 million for the nine months ended March 31, 2003, from $1.7 million for the same period last year. The increase in interest income in the current period was due primarily to an increase in interest earned on the Company’s growing portfolio of contracts receivable. The Company’s portfolio of contracts receivable increased over the past year as a result of an increase in financed sales. Approximately 37% of membership sales were financed in the current period. The Company expects the interest earned on its portfolio of contracts receivable and invested cash to increase during the balance of fiscal 2003, compared with historical levels, as the portfolio continues to grow and the Company accumulates cash.

Interest expense decreased to $13,000 for the nine months ended March 31, 2003, from $27,000 for the same period last year.

Gain on Asset Sales. The Company recognized a gain of $186,000 on asset sales for the nine months ended March 31, 2003, compared with $144,000 for the same period last year. The decrease in the current period was due to the timing of asset sales. Over the next several years, the Company intends to dispose of the remaining assets it holds for sale.

Other Income. Other income generally consists of transfer fees received when existing memberships are transferred in the secondary market without assistance from the Company, collections of written-off contracts and delinquent dues, subscription fees received from members who subscribe to the Company’s member magazine, and fees received from third parties for billing and collection services. Other income was $1.8 million for both the nine months ended March 31, 2003 and 2002.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $8.6 million for both the nine months ended March 31, 2003 and 2002. During the nine months ended March 31, 2003, the Company experienced increases in maintenance costs and depreciation on the Company’s new computer and communication systems, and recorded compensation expense of $224,000 on the purchase of 29,200 shares of its common stock from a director of the Company. These expenses were offset by the elimination of a $180,000 reserve relating to contracts receivable no longer outstanding, a reduction in accrued bonuses, and a decrease in rent expense and third party legal fees.

Income Taxes. The Company’s current provision for income taxes was $4.1 million for the nine months ended March 31, 2003, compared with $2.2 million for the same period last year. The current provision for the nine months ended March 31, 2003, includes amounts for regular federal corporation income tax as well as state income taxes in the various states where the Company conducts its business. For the nine months ended March 31, 2002, the Company did not have federal income taxes payable on a consolidated basis, with the exception of federal alternative minimum taxes, due to its net operating tax loss carryforwards. The Company fully utilized its tax loss carryforwards in fiscal 2002. As a result, the Company anticipates that its current provision for income taxes will be higher for the balance of fiscal 2003 than it was in prior periods.

The Company recorded a deferred tax provision of $269,000 for the nine months ended March 31, 2003, compared with $1.0 million for the same period last year. The Company will continue to adjust its deferred taxes in future periods, and believes that the realization of its net deferred tax benefit is more likely than not. The deferred tax provision will not affect current or future income tax payments.

Three Months Ended March 31, 2003 and 2002

Net Income. The Company reported net income of $2.9 million or $.38 per diluted share on revenues of $21.3 million for the three months ended March 31, 2003. This compares with net income of $2.2 million or $.25 per diluted share on revenues of $19.7 million for the same period last year.

The Company’s revenues grew in the current quarter due primarily to increased membership sales revenue. In the current quarter, membership sales revenue was higher because the net change in deferred revenue was a positive $565,000, compared with a negative $1.9 million in the same quarter last year. Expenses were also higher in the current quarter due primarily to increased costs to operate the campgrounds, primarily as a result of higher costs for utilities and insurance. General and administrative costs were lower in the quarter due primarily to reductions in rent, employee benefit costs and legal expenses.

The table set forth below shows separately the results of the campground operations, membership sales, Trails Management, and RPI, without any allocation of corporate expenses, as well as corporate expenses and other revenues and expenses in the aggregate, for the three months ended March 31, 2003 and 2002.

Thousand Trails, Inc. and Subsidiaries
Summary of Operating Results
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Campground Operations
Membership dues	$9,920	$9,921
Campground revenues	3,083	3,264
Cost of campground revenues	(1,359)	(1,455)
Operating expenses	(8,079)	(7,797)

Contribution from campground operations	3,565	3,933

Membership Sales
Membership contracts originated	5,121	6,297
Change in deferred revenue	565	(1,952)

Membership sales revenue	5,686	4,345
Membership origination costs	(2,591)	(3,028)
Change in deferred origination costs	(209)	692
Marketing expenses	(1,025)	(1,167)

Contribution from sales	1,861	842

Trails Management
Revenues	35	1
Expenses	(95)	(149)

Loss from Trails Management	(60)	(148)

Resort Parks International
Revenues	953	1,003
Expenses	(481)	(426)

Contribution from RPI	472	577

Other income	624	560
Corporate member services	(304)	(294)
General and administrative expense	(2,357)	(2,827)
Other	(2)	18
Interest income	805	632
Interest expense	(7)	(4)
Gain (loss) on asset sales	184	(11)

Income before taxes	$4,781	$3,278

Income before taxes. For the three months ended March 31, 2003, income before taxes was $4.8 million, compared with $3.3 million for the same period last year. Income before taxes increased in the current period due primarily to a $1.0 million improvement in the contribution from sales and a $470,000 decrease in general and administrative expenses, partially offset by decreases in the contributions from campground operations, Trails Management, and RPI. In addition, interest income and asset sales increased by $173,000 and $195,000, respectively. See the table on the previous page for the elements of income before taxes for the periods presented.

Campground Operations. Campground membership dues revenue was $9.9 million for both the three months ended March 31, 2003 and 2002. Dues revenue remained constant because the effect of the annual dues increase offset the loss of campground members during the year.

Other campground revenues were $3.1 million for the three months ended March 31, 2003, compared with $3.3 million for the same period last year. The related expenses were $1.4 million for the three months ended March 31, 2003, compared with $1.5 million for the same period last year. Other campground revenues decreased primarily due to decreases in revenues from cabin and trailer rentals and sales of merchandise, partially offset by an increase in utility usage fees. These revenues may have declined in part because of a decrease in usage of the campgrounds during the current period. The decline in the related expenses was due primarily to decreases in the cost of operating the Company’s rental trailers and the cost of goods sold, partially offset by an increase in utilities and maintenance expense.

Campground operating expenses were $8.1 million for the three months ended March 31, 2003, compared with $7.8 million for the same period last year. The increase in campground operating expenses in the current period was due primarily to increases in property and liability insurance costs, utilities, and employee benefit costs resulting from rising healthcare costs.

For the three months ended March 31, 2003, the Company originated membership contracts of $5.1 million, compared with $6.3 million in the same period last year. In the current period, the Company originated a greater number of new membership contracts at a higher average price, but fewer upgrade contacts, compared with the prior period. The number of upgrade contract originations declined because the Company discontinued a test it conducted in fiscal 2002 that involved selling upgrades in the Eastern United States in addition to its current sales efforts in the Western United States. For the three months ended March 31, 2003, the Company originated approximately 680 new membership contracts at an average sales price of $3,134, compared with approximately 600 new membership contracts at an average sales price of $2,834, resulting in a $430,000 increase in new membership contracts originated. However, in the current period, the Company originated approximately 840 upgrade contracts, compared with approximately 1,280 upgrade contracts in the same period last year, resulting in a $1.3 million decrease in upgrade contracts originated. During the three months ended March 31, 2003, the Company also originated approximately 270 contracts through sales agreements with other companies, compared with approximately 350 contracts during the same period last year.

For the three months ended March 31, 2003 and 2002, the Company recognized campground membership sales revenues of $5.7 million and $4.3 million, respectively. Membership sales revenue includes revenues of $5.2 million and $3.5 million, respectively, that were deferred in prior periods. Moreover, during these same periods, the Company deferred revenues of $4.6 million and $5.5 million, respectively, which will be recognized in future periods.

For the three months ended March 31, 2003 and 2002, the Company recognized selling expenses of $2.8 million and $2.3 million, respectively. These amounts include expenses of $1.6 million and $1.1 million, respectively, that were deferred in prior periods. Moreover, for these same periods, the Company deferred expenses of $1.4 million and $1.8 million, respectively, which will be recognized in future periods.

For the three months ended March 31, 2003, the Company’s contribution from sales was $1.9 million, compared with $842,000 for the same period last year. The contribution from sales increased because the net change in deferred revenue was a positive $565,000 in the current period, compared with a negative $1.9 million in the same period last year, reflecting the decline in membership contract originations this year compared with prior years.

Trails Management. For the three months ended March 31, 2003, the operations of Trails Management produced a loss of $60,000, compared with a loss of $148,000 for the same period last year. The campground management operations generally incur a loss during the third fiscal quarter due to fixed expenses and the seasonal closure of the campgrounds.

Resort Parks International. For the three months ended March 31, 2003, RPI’s operations produced a net contribution of $472,000 on revenues of $953,000, compared with a net contribution of $577,000 on revenues of $1.0 million for the same period last year. The decrease in contribution during the current period was due primarily to a decrease in revenues from new membership sales and an increase in expenses.

Interest Income and Expense. Interest income increased to $805,000 for the three months ended March 31, 2003, from $632,000 for the same period last year. The increase in the current period was due primarily to an increase in the interest earned on the Company’s growing portfolio of contracts receivable.

Interest expense was $7,000 for the three months ended March 31, 2003, compared with $4,000 for the same period last year.

Gain on Asset Sales. For the three months ended March 31, 2003, the Company recognized a gain of $184,000 on the asset sales, compared with a loss of $11,000 during the same period last year. The increase in the current period was due to the timing of asset sales.

Other Income. Other income was $624,000 for the three months ended March 31, 2003, compared with $560,000 for the same period last year. The increase in the current period was due primarily to an increase in transfer fees and other miscellaneous income, partially offset by decreases in the collection of written-off contracts and delinquent dues.

Other Expenses. Administrative expenses, including corporate member service costs and general and administrative expenses, were $2.7 million for the three months ended March 31, 2003, compared with $3.1 million for the same period last year. The decrease in the current period was due primarily to reductions in rent, employee benefit costs and legal expenses, partially offset by increases in maintenance expense and depreciation on the Company’s computer and communication systems.

Income Taxes. The Company’s current provision for income taxes was $1.3 million for the three months ended March 31, 2003, compared with $623,000 for the same period last year. The Company recorded a deferred tax provision of $533,000 for the three months ended March 31, 2003, compared with $490,000 for the same period last year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have any derivative financial instruments. However, the Company does have other financial instruments that contain market risk. Management believes that the market risk associated with the Company’s financial instruments as of March 31, 2003 is not significant. The information required by Item 305 of Regulation S-K is contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk and Interest Rate Sensitivity.”

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

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

The following documents are filed as exhibits to this report.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 29, 2003, among Thousand Trails, Inc., KTTI Holding Company, Inc., and KTTI Acquisition Company, Inc. (schedules and exhibits omitted) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 1, 2003, File No. 1-14645).

10.1	Second Amendment dated April 29, 2003, to the Loan Agreement between the Company and Union Bank of California, N.A.

10.2	Letter from William J. Shaw to the Company confirming the settlement of outstanding stock options for cash in connection with a cash merger (and schedule of substantially identical letters).

11.1	Statement re: Computation of Per Share Earnings.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Company’s Chief Executive Officer.(1)

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Company’s Chief Financial Officer.(1)

(1)  These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer, furnished as Exhibit 99.1, and by the Company’s Chief Financial Officer, furnished as Exhibit 99.2, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the SEC or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thousand Trails, Inc.

Date: May 14, 2003	By:	/s/ William J. Shaw

William J. Shaw President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Bryan D. Reed

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

Date: May 14, 2003	By:	/s/ William J. Shaw

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

Date: May 14, 2003	By:	/s/ Bryan D. Reed

Bryan D. Reed Chief Financial and Accounting Officer

Index to the Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 29, 2003, among Thousand Trails, Inc., KTTI Holding Company, Inc., and KTTI Acquisition Company, Inc. (schedules and exhibits omitted) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 1, 2003, File No. 1-14645).

10.1	Second Amendment dated April 29, 2003, to the Loan Agreement between the Company and Union Bank of California, N.A.

10.2	Letter from William J. Shaw to the Company confirming the settlement of outstanding stock options for cash in connection with a cash merger (and schedule of substantially identical letters).

11.1	Statement re: Computation of Per Share Earnings.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Company’s Chief Executive Officer.(1)

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Company’s Chief Financial Officer.(1)

(1)  These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer, furnished as Exhibit 99.1, and by the Company’s Chief Financial Officer, furnished as Exhibit 99.2, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the SEC or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.